Form 10QSB
period 1995-09-30
COMPUTER DEVICES INC /MD
filed 1995-11-14
CIK 311507

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1995         Commission File Number: 0-8995
                       ------------------                                 ------

                            COMPUTER DEVICES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                           04-2446436
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                  34 Linnell Circle, Nutting Lake, MA  01865
                  ------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (508) 663-4980
                                                          --------------

                                Not Applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No___
     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                     Shares Outstanding
               Common Class          as of September 30, 1995
               ------------          ------------------------

                  Class A                     1,367,192
                  Class B                     2,211,951

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION                                              3

     Item 1.  Financial Statements (unaudited):                             3

              Consolidated statements of operations for the three
              and nine months ended September 30, 1995 and
              September 30, 1994                                            3

              Consolidated balance sheet at September 30, 1995              4

              Consolidated statements of cash flows for the nine
              months ended September 30, 1995 and September 30, 1994        6

              Notes to consolidated financial statements                    7

     Item 2.  Management's Discussion and Analysis or Plan of Operation     9

PART II. OTHER INFORMATION                                                 10

SIGNATURES                                                                 11

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)


                                           For the Three Months    For the Nine Months
                                            Ended September 30     Ended September 30

                                             1995        1994        1995        1994
                                          -------------------     -------------------

REVENUES                                  $   271     $   340     $   976    $  1,016

COST OF REVENUES                              222         255         789         658
                                          -------------------     -------------------

     Gross profit                              49          85         187         358

OPERATING EXPENSES:
 Engineering, research and development          0          12           0          39
 Selling, general and administrative          149         149         486         503
                                          -------------------     -------------------

 Total operating expenses                     149         161         486         542
                                           -------------------     -------------------

Operating loss                               (100)        (76)       (299)       (184)

Interest income                                13          13          40          41
Other income                                    0           0           1           8
Loss on marketable securities                   0           0           0         (50)
                                          -------------------     -------------------

     Net loss                             $   (87)    $   (63)    $  (258)   $   (185)
                                          -------------------     -------------------

Net loss per common share (Note 4)        $  (.02)    $  (.02)    $  (.07)      $(.06)
                                          -------------------     -------------------

Weighted average number of common
 shares outstanding (Note 4)                3,579       3,353       3,460       3,353

                The accompanying notes are an integral part of
                   these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)

                                             September 30, 1995
                                             ------------------
ASSETS
------

CURRENT ASSETS:

 Cash and cash equivalents                         $   170

 Marketable securities                                 584

 Accounts receivable, less reserve of $24              115

 Inventories                                            80

 Prepaid expenses                                       18
                                                   -------

  Total current assets                                 967
                                                   -------

PROPERTY AND EQUIPMENT:
 Property and equipment at cost                        286
 Accumulated depreciation                             (248)
                                                   -------
                                                        38
                                                   -------

TOTAL ASSETS                                       $ 1,005
                                                   =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)

                                           September 30, 1995
                                           ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:


 Accounts payable                                 $    38

 Deferred revenue                                       2

 Accrued expenses                                      46
                                                  -------

Total current liabilities                              86
                                                  -------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Notes 2 and 4):

 Preference stock, $.01 par value
  Authorized - 64,000 shares
  Issued and outstanding - 49,406 shares
  Liquidation value - $4941                            --

  Class A common stock, $.01 par value
  Authorized - 49,968,000 shares
  Issued and outstanding - 1,367,192                    4

  Class B common stock, $.01 par value
  Authorized - 49,968,000 shares
  Issued and outstanding - 2,211,951                   22

  Capital in excess of par value                    2,001

  Retained earnings (accumulated deficit)          (1,118)
                                                  -------

     Total stockholders' equity                       919
                                                  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,005
                                                  =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                               For the Nine Months Ended

                                                          September 30, 1995   September 30, 1994
                                                          ------------------   ------------------
Cash flows from operating activities:
  Net income (loss)                                        $    (258)          $    (185)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                  11                   5
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                  (59)                253
     Decrease (increase) in inventory                              1                 (14)
     Decrease (increase) in prepaid expenses                      16                   8
     Increase (decrease) in accounts payable                      37                 (51)
     Increase (decrease) in deferred revenue                      (7)                 --
     Increase (decrease) in accrued expenses                      10                 (17)
                                                           --------------      --------------

  Net cash provided by (used in) operating activities           (249)                 (1)

Cash flows from investing activities:
  Purchases of property and equipment                            (23)                 --
  Disposal of property and equipment                               2                  --
  Sale of marketable securities                                  213                  --
                                                           --------------      --------------

 Net cash provided by (used in) investing activities             192                  --

Cash flows from financing activities:
 Proceeds received from exercise of stock options                 11                  --
                                                           --------------      --------------

 Net cash provided by financing activities                        11                  --
                                                           --------------      --------------

Net increase (decrease) in cash and cash equivalents             (46)                 (1)

Cash and cash equivalents at beginning of year                   216                1085
                                                           --------------      --------------

Cash and cash equivalents at end of nine months             $    170           $    1084
                                                            =============      ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                     COMPUTER DEVICES, INC. AND SUBSIDIARY
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------
                                  (unaudited)

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1994.

(a) Principles of Consolidation
-------------------------------
The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly-owned subsidiary, Neuro-Therapeutics, Inc. (the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash, Cash Equivalents and Investments
------------------------------------------
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1995 is approximately $97,000 of money market funds. Marketable securities have maturities of greater than three months and consist of securities issued by the U.S. Government.

(c) Inventories
---------------
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(d) Revenue Recognition
-----------------------
The Company recognizes revenue upon shipment of its product to a customer.

(e) Depreciation and Amortization
---------------------------------
Property and equipment are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of three to five years.

Note 2 - Stockholders' Equity
-----------------------------

For information regarding the terms of the Class A Common Stock, Class B Common Stock and Preference Stock refer to the Company's Form 10-KSB report for the year ended December 31, 1994.

                     COMPUTER DEVICES, INC.AND SUBSIDIARY
                     ------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------
                                  (continued)
                                  (unaudited)

Note 3 - Contingencies
----------------------

Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's condition or results of operations.

Note 4 - Net Income (Loss) Per Common Share
-------------------------------------------

For the three and nine months periods ended September 30, 1994 and 1995, net loss per common share was computed based upon the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their anti-dilutive nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.
-----------

Revenues for the third quarter of 1995 totaled $271,000 compared to $340,000 for the same period in the previous year. These figures represent a 20% decrease in revenues. Below is a table listing revenues related to the following product lines:

                                    For the Three Months   For the Nine Months
                                     Ended September 30    Ended September 30

                                     1995           1994   1995           1994
                                     -------------------   -------------------
                                                   (000's omitted)

     Printers                        $  33         $  82   $ 155         $ 333

     Other computer peripherals        238           258     821           683
                                     -------------------   -------------------

                                     $ 271         $ 340   $ 976        $1,016

The Company competes vigorously with other larger and better known distributors to maintain market share. Indicative of a competitive market, the gross profit margin declined from 25% to 18% when compared with the third quarter of 1994. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

Operating expenses in the third quarter of 1995 decreased by 7% from those in the third quarter of 1994.

During 1995, cash from beginning of year were responsible for the Company's liquidity. In the future, however, financing may be necessary to support internal and/or external growth.

PART II


                               OTHER INFORMATION


NONE

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COMPUTER DEVICES, INC.
                                           ---------------------------
                                                (Registrant)



Date:  NOVEMBER 3, 1995                    S/WILLIAM F. CONNORS
       ----------------                    ---------------------------
                                           William F. Connors
                                           Vice President
                                           Principal Accounting Officer