Form 10KSB
period 1995-12-31
COMPUTER DEVICES INC /MD
filed 1996-03-27
CIK 311507

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                   Annual Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995    Commission File no.   0-8995
                          -----------------                          --------

                            COMPUTER DEVICES, INC.
                            -----------------------
                 (Name of small business issuer in its charter)

       Maryland                                       04-2446436
------------------------                         ---------------------
 (State of incorporation)                (I.R.S. Employer Identification Number)

             34 Linnell Circle,  Nutting Lake, Massachusetts 01865
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:     (508)  663-4980
                                                     --------------------

          Securities registered under Section 12(b) of the Exchange Act:
      Title of each class                       Exchange on which registered
               None
            ----------                          ----------------------------

         Securities registered under Section 12(g) of the Exchange Act:
    Preference Stock, $.01 Par Value (liquidation preference, convertible)
--------------------------------------------------------------------------------
                               (Title of class)

                     Class A Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                               (Title of class)

                     Class B Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No
     ---       ---

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended December 31, 1995 are $1,204,000.

Based on average bid and asked prices quoted by registrant's market makers, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $121,147 as of February 9, 1996.

The number of shares outstanding of each of the registrant's classes of common stock as of February 9, 1996 was 1,368,167 shares of Class A Common Stock and 2,210,976 shares of Class B Common Stock.

                               TABLE OF CONTENTS

ITEM     TITLE                                                PAGE
----     -----                                                ----

   1     DESCRIPTION OF BUSINESS                                 3

   2     DESCRIPTION OF PROPERTY                                 3

   3     LEGAL PROCEEDINGS                                       3

   4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     3

   5     MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                     4

   6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                               5

   7     FINANCIAL STATEMENTS                                    6

   8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                    17

   9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT                                    17

  10     EXECUTIVE COMPENSATION                                 18

  11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                        19

  12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         20

  13     EXHIBITS AND REPORTS ON FORM 8-K                       21

         SIGNATURES                                             22

         INDEX TO EXHIBITS                                      23


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is engaged in the design, manufacture, sale and service of computer peripheral products. In addition, the Company is a non-exclusive distributor of similar products for several manufacturers.

In 1989, the Company acquired Neuro-Therapeutics, Inc. ("NTI"), a development stage company whose objective is to commercialize a novel rehabilitative therapy for stroke victims.

Business of Issuer
------------------

The Company's primary peripheral products consist of printers manufactured by the Company and computer peripherals provided by other manufacturers. The printer product line includes the Series 2000 terminal/printer, several video printers and various related supplies and services. The computer peripheral products consist mainly of optical storage equipment.

The Company competes with larger and better known firms who offer the same or similar products. All of the Company's product lines are sold both directly to end users and to value-added systems integrators/resellers. In 1995 the principal suppliers for optical storage equipment products were Hewlett Packard, Panasonic and Sierra. Although the Company's customer base is broad, less than twenty companies account for the bulk of new orders.

During 1995 and 1994, the Company expended approximately $3,000 and $43,000 respectively, on engineering, research and development efforts. Expenditures for 1995 and 1994 include $1,000 and $43,000 respectively associated with Neuro-Therapeutics, Inc.

As of February 9, 1996, the Company employed seven people of which six were full time.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company conducts its basic operations from an 11,550 square foot leased facility in Nutting Lake (Billerica), Massachusetts. The facility is under lease on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted in the "NQB Non-NASDAQ Price Report" published by the National Quotation Bureau. The following table sets forth the range of high and low bid prices per share of Class B Common Stock for each quarter within the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:


                        High Bid  Low Bid
                        --------  -------

 1994 First Quarter     $    .06  $   .04
 1994 Second Quarter         .13      .04
 1994 Third Quarter          .16      .06
 1994 Fourth Quarter         .15      .08

 1995 First Quarter     $    .15  $   .10
 1995 Second Quarter         .15      .06
 1995 Third Quarter          .09      .06
 1995 Fourth Quarter         .09      .03

In general, Class A Common Stock automatically converts to Class B Common Stock upon sale. The approximate number of holders of record of the Company's common stock as of February 9, 1996 was 1,800. The Company has no intention of paying cash dividends on its common stock for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.
-----------

Revenues were consistent in 1995 with those in the previous year. Below is a table listing revenues related to the following product lines:


                                            Year Ended
                                   December 31, 1995  December 31, 1994
                                   -----------------  -----------------

     Printers                      $     204,000      $    380,000

     Other computer peripherals        1,000,000           819,000
                                   ---------------    --------------

     Total                         $   1,204,000      $  1,199,000
                                   ===============    ==============

Revenues related to printers declined in 1995 by 46% when compared with 1994. Evidence of this is shown by fewer units sold, declining number of service calls, and an eroding rental base. The Company expects this trend to continue in 1996.

Revenues related to computer peripherals increased in 1995 by 22% when compared to the previous year. This increase can be primarily attributed to additional products made available to the customer base. The Company competes vigorously with other larger and better known distributors to maintain market share. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

Total gross profit declined by 43% due to declining margins on sales. Total operating expenses in 1995 decreased by 10% in comparison with the previous year due to overhead reductions.

Expenses related to engineering, research and development projects were $3,000 in 1995. The amount is attributed to development expenses associated with its stroke rehabilitation system. In 1989 the Company acquired Neuro-Therapeutics, Inc., with the intent of commercializing its novel rehabilitative therapy for stroke victims. In addition to completing the development of the system, the Company must complete tests to validate the efficacy of the therapy and achieve technological acceptance in the medical community. It is not clear how many years these tasks will take, whether sufficient funding will be available, or whether the results will be successful.

The Company has no intentions of paying cash dividends on Class A or Class B common stock for the foreseeable future.

During 1995, cash from the beginning of the year was responsible for the Company's liquidity. In the future, however, financing may be necessary to support internal and/or external growth.

ITEM 7.  FINANCIAL STATEMENTS

     Report of independent public accountants                   7

     Consolidated financial statements of Computer
      Devices, Inc. and Subsidiary:

      Consolidated statements of operations for the years
       ended
       December 31, 1995 and December 31, 1994.                 8

      Consolidated balance sheet at December 31, 1995           9

      Consolidated statements of stockholders' equity for
       the years ended
       December 31, 1995 and December 31, 1994.                11

      Consolidated statements of cash flows for the years
       ended
       December 31, 1995 and December 31, 1994                 12

      Notes to consolidated financial statements               13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Computer Devices, Inc.:


We have audited the accompanying consolidated balance sheet of Computer Devices, Inc. (a Maryland corporation) and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Devices, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 9, 1996

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)


                                           For the Years Ended
                                              December 31,

                                              1995        1994
                                           -------------------

REVENUES                                   $ 1,204      $1,199

COST OF REVENUES                               978         805
                                           -------------------

     Gross profit                              226         394
                                           -------------------

OPERATING EXPENSES:
 Engineering, research and development           3          43
 Selling, general and administrative           618         648
                                           -------------------

   Total operating expenses                    621         691
                                           -------------------

Operating loss                                (395)       (297)

Interest income                                 51          54
Other income, net                                1           8
Loss on marketable securities                   --         (50)
                                           -------------------

     Net loss                               $ (343)     $ (285)
                                           ===================

Net loss per common share (Note 9)           $(.10)      $(.08)
                                           ===================

Weighted average number of common
 shares outstanding (Note 9)                 3,490       3,356
                                            ======       =====


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)

                                              December 31, 1995
                                              ------------------

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                        $ 268

  Marketable securities                              470

  Accounts receivable, less reserve of $17           112

  Inventories                                         46

  Prepaid expenses                                    16
                                                   -------

     Total current assets                            912
                                                   -------

PROPERTY AND EQUIPMENT:
  Property and equipment, at cost                    286
  Accumulated depreciation                          (253)
                                                   -------
                                                      33
                                                   -------

TOTAL ASSETS                                       $ 945
                                                   =======


            The accompanying notes are an integral part of
               these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)

                                           December 31, 1995
                                           -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

  Accounts payable                              $    31

  Deferred revenue                                    1

  Accrued expenses                                   79
                                                -------

   Total current liabilities                        111
                                                -------

COMMITMENTS AND CONTINGENCIES
(Notes 6 and 7)

STOCKHOLDERS' EQUITY:

  Preference stock, $.01 par value
   Authorized - 64,000 shares
   Issued and outstanding - 49,406 shares
   Liquidation value - $4,941                       ---

  Class A common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 1,368,167 shares         14

  Class B common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 2,210,976 shares         22

  Capital in excess of par value                  2,001

  Retained earnings (accumulated deficit)        (1,203)
                                                -------

   Total stockholders' equity                       834
                                                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   945
                                                =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share amounts)

                              For the Years Ended December 31, 1995 and 1994

                                                                          Capital                         Total
                               Preference Stock         Common Stock      in Excess     Accumulated   Stockholders'
                            #  Shares   Par Value   #  Shares  Par Value  of Par Value    Deficit         Equity
                            ----------  ----------  ---------  ---------  ------------  ------------  --------------

At December 31, 1993           50,183         $ 1   3,352,579        $33        $1,992      $  (575)         $1,451

Net loss                           --          --          --         --            --         (285)           (285)

Stock conversion                 (777)         (1)     26,564          1            --           --              --
                              -------------------------------------------------------------------------------------

At December 31, 1994           49,406          --   3,379,143         34         1,992         (860)          1,166

Net loss                           --          --          --         --            --         (343)           (343)

Exercise of stock option                              200,000          2             9           --              11
                              -------------------------------------------------------------------------------------

At December 31, 1995           49,406         $--   3,579,143        $36        $2,001      $(1,203)         $  834
                              =====================================================================================

                           The accompanying notes are an integral part of
                              these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                         For the Years Ended
                                                            December 31,

                                                         1995          1994
                                                         -------------------

Cash flows from operating activities:
  Net loss                                               $(343)      $ (285)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                           16            8
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable            (56)         375
     Decrease (increase) in inventory                       35          (17)
     Decrease (increase) in prepaid expenses                18           10
     Increase (decrease) in accounts payable                30          (82)
     Increase (decrease) in deferred revenue                (8)           4
     Increase (decrease) in accrued expenses                43          (68)
                                                         ------------------


  Net cash used in operating activities:                  (265)         (55)
                                                         ------------------

Cash flows from investing activities:
  Purchases of property and equipment                      (21)         (17)
  Proceeds from sale of marketable securities              327           --
  Purchases of marketable securities                        --         (797)
                                                         ------------------

  Net cash provided by (used in) investing activities      306         (814)
                                                         ------------------

Cash flows from financing activities:
  Proceeds from exercise of stock option                    11           --
                                                         ------------------

  Net cash provided by financing activities                 11           --
                                                         ------------------

Net increase (decrease) in cash and cash equivalents        52         (869)

Cash and cash equivalents at beginning of year             216        1,085
                                                         ------------------

Cash and cash equivalents at end of year                 $ 268       $  216
                                                         ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     COMPUTER DEVICES, INC. AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------

Note 1 - Operations
-------------------

Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is engaged in the design, manufacture, sale and service of computer peripherals products. In addition, the Company is a non-exclusive distributor of similar products for several manufacturers.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

(a) Principles of Consolidation
-------------------------------

The consolidated financial statements include the accounts of Computer Devices, Inc. and its wholly-owned subsidiary, Neuro-Therapeutics, Inc. (the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates in Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents and Investments
------------------------------------------

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December 31, 1995 is approximately $197,000 of money market funds.

The Company accounts for marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities have maturities of greater than three months and consist of U.S. Treasury securities. Investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity.

(d) Inventories
---------------
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(e) Revenue Recognition
-----------------------
The Company recognizes revenue upon the shipment of its product to a customer.

(f) Depreciation and Amortization
---------------------------------
Property and equipment are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of three to five years.

(g) Engineering, Research and Development Costs
-----------------------------------------------
Engineering, research and development costs are charged to operations as incurred.

                     COMPUTER DEVICES, INC. AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                                  (continued)

Note 3 - Stockholders' Equity
-----------------------------

(a) Class A Common Stock ($.01 par value)
-----------------------------------------

Class A common stock has normal base equity characteristics except that (a) it is convertible at the holder's option at any time into Class B common stock, share for share, and (b) on transfer of a beneficial interest (other than by gift or other transaction not at arm's length or as part of the transfer of a business) it converts automatically into Class B common stock, share for share.

(b) Class B Common Stock ($.01 par value)
-----------------------------------------

Class B common stock has the same characteristics as Class A common stock except that (a) it has no reciprocal conversion feature, (b) it votes at a multiple of 10% of the Class A common stock rate, and (c) it pays 110% of any normal dividend of Class A common stock.

(c) Preference Stock ($.01 par value, $100 nominal value)
---------------------------------------------------------

Preference Stock (a) carries no dividend, (b) has a liquidation preference senior to common stock, at nominal value ($4,940,600), (c) has no sinking fund or mandatory redemption rights, (d) is callable at any time, at nominal value, subject to conversion rights (i.e., a call can be defeated by conversion), (e) is convertible at the holder's option at any time, at $2.925 per share, into either (i) Class B common stock or (ii) Class A common stock until transfer of a beneficial interest (other than by gift or other transaction not at arm's length or as part of the transfer of a business), (f) is subject to the issuer's right of repurchase for cash at the market price for the common stock equivalent should the holder wish to convert, (g) has standard convertible antidilution provisions (i.e., the conversion price will be adjusted appropriately in the event - but only in such event - of a stock dividend, split or similar capital change involving the common stock and not, for example, for new equity being introduced below the conversion price), (h) votes only to protect its preferential liquidation position (i.e., the Preference Stock does not carry general voting rights), and (i) has the benefit of no protective covenants (i.e., the issuer is free - within applicable legal limits - to operate and dispose of the business without restriction).

Note 4 - Income Taxes
---------------------

The Company accounts for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and credit carryforwards.

At December 31, 1995, the Company has estimated net operating loss carryforwards of approximately $18,769,000 which expire in the years 1998 through 2010. Certain substantial changes in the Company's ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized. In addition, the Company has tax credit carryforwards of $601,000 expiring from 1996 through 1999.

                     COMPUTER DEVICES, INC. AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                                  (continued)

The components of the deferred tax amounts, carryforwards and the valuation allowance as of December 31, 1995 are approximately as follows:

     Temporary differences               $   90,000
     Net operating loss carryforwards     6,473,000
     Tax credit carryforwards               601,000
                                         ----------
                                          7,164,000
     Valuation allowance                 (7,164,000)
                                        -----------
                                        $        --
                                        ===========

A valuation allowance is provided as it is uncertain if the Company will realize the deferred tax asset. In 1995, the valuation allowance decreased by $6,000 as a result of expiring tax credits partially offset by current operating losses.

Note 5 - Stock Options
----------------------

Under the provisions of the Company's Stock Incentive Plan, Class A and Class B common stock has been made available by option to Company employees. The number of shares authorized under this plan is 2,051,282. Options on Class A common stock have also been granted to non-employee directors of the Company. In all cases, the option exercise price for the shares covered by options is 100% of the market value on the date such options are granted. The term of each option is five years. Information with respect to options is as follows:

                                      Shares    Price Range
                                    ----------  ------------

Outstanding, December 31, 1993        653,500    .04 to .25
  Granted                             595,000   .055 to .15
  Forfeited or cancelled             (123,500)   .04 to .25
                                    ---------

Outstanding, December 31, 1994      1,125,000    .04 to .15
  Exercised                           200,000       .05625
  Forfeited or cancelled             (125,000)  .04 to .0625
                                    ---------

Outstanding at December 31, 1995      800,000    .04 to .15
                                    =========

Exercisable at December 31, 1995      302,500    .04 to .15
                                    =========

                     COMPUTER DEVICES, INC. AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                                  (continued)


Note 6 - Commitments
--------------------

At December 31, 1995, the Company had no operating leases with terms of more than one year. Rental expense was $25,000 in 1995 and 1994.

The Company has an employment agreement with an officer which provides for an annual salary of not less than $133,000. The Company may terminate this agreement with twelve months notice at any time after December 31, 1998.

Note 7 - Contingencies
----------------------

Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

Note 8 - Significant Customers
------------------------------

In 1995 and 1994, one customer accounted for 38% and 31% of revenues, respectively.

Note 9 - Net Loss Per Common Share
----------------------------------

For 1995 and 1994, net loss per common share was computed based on the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their antidilutive nature.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required by this item.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following information relates to the directors and executive officers of the
Company:

                        Age
                    (at 1/1/96)  Company Position and Business Experience
                    -----------  ----------------------------------------
M.E. Goulder            74       Director of the Company since 1970. President
                                 of M.E. Goulder Enterprises Inc., a technical
                                 consulting and investment counseling firm,
                                 since 1973. Member of board of directors of
                                 Bank of New Hampshire.


R. J. Moore             67       Director, President, Chairman and Chief
                                 Executive Officer of the Company since 1983.

E.W. Rau                33       Treasurer of the Company since 1995.

R. L. Warren, Jr.       77       Director of the Company since 1972.  Private
                                 investor.  Member board of directors of Radio
                                 Frequency Company, Inc.



Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

No disclosure required by this item.

ITEM 10.    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid for 1995 to the Company's "named executive officers" as defined in Item 402 of SEC Regulation S-B.


                           Annual Compensation  ($)
                          --------------------------

Name and
Principal                                   Other Annual  All Other
Position            Year    Salary   Bonus  Compensation  Compensation ($)
------------------  ------  -------  -----  ------------  ---------------

R.  J.  Moore       1993    133,000    -          -         6,660  (1)
CEO                 1994    133,000    -          -         6,660  (1)
                    1995    133,000    -          -         8,470  (1)

(1) Represent insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

                   OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table provides information on option exercises during 1995 by the named executive officers and the number and value of their unexercised options at year end.


                              Number of                Value of
                              Securities Underlying    Unexercised
                              Unexercised              In-the Money
                              Options at               Options at
                              Year End 1995 (#)        Year End 1995 ($)

               Shares
               Acquired on    Exercisable  *           Exercisable  *
Name           Exercise (#)   Unexercisable **         Unexercisable **
------------------------------------------------------------------------

R. J. Moore        -             50,000 *               13,750    *  (1)
                                150,000 **                   0   **  (1)

(1) At fiscal year-end, the underlying market price was less than the option price.

Employment Contracts
--------------------

The Company and Mr. Moore are parties to an employment contract terminable by the Company on twelve months' notice effective at any time after December 31, 1998 and by Mr. Moore on three months' notice. Under this contract, Mr. Moore is to serve the Company as its president and CEO at an annual base rate of not less than $133,000. Mr. Moore is also entitled to (a) participate in Company benefit plans available to other employees, (b) the use of an automobile at Company expense (with a bargain purchase option at termination of employment),
(c) $1,000,000 in term life insurance (including that available under non-contributory employee benefit plans), and (d) an annual incentive cash bonus in an amount predetermined by the board of directors as a function of base salary and performance against predetermined goals set by the board. In the event of Mr. Moore's death or disability his compensation terminates either on the last day of the month of death or on the last day of the twelfth month after that in which the disability occurs, as the case may be. In addition, the Company undertakes to indemnify Mr. Moore, to the extent not prohibited by law, against cost or other exposure in connection with any legal proceedings arising out of his service.

Compensation of Directors
-------------------------

Non-employee directors of the Company receive $500 per board or board committee meeting attended.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information relating to the ownership of the Company's Class A Common Stock as of February 9, 1996 by (a) any person known to the Company to be the beneficial owner of more than 5% of the class,
(b) each director of the Company, (c) each of the named executive officers as defined in Item 402 of SEC Regulation S-B, and (d) all directors and executive officers of the Company as a group.


                                   Number of Shares     Percentage of Outstanding
  Name                            Owned Beneficially         Shares so Owned
  ----                           --------------------   -------------------------

Morton E. Goulder                     61,549  (1)                 4.36%
Robert J. Moore                      530,000  (2)                37.37
Robert L. Warren, Jr.                 61,687  (1)                 4.37
All directors and
 executive officers
 as a group (four
 persons)                            690,207  (3)                44.76

(1)  Includes 43,750 shares available within sixty days by exercise of option.

(2) Includes 150,000 shares held by Mr. Moore's wife and 50,000 shares available within sixty days by exercise of option.

(3) Includes 173,750 shares available within sixty days by exercise of option and 150,000 shares held by Mr. Moore's wife.

The following table presents certain information relating to the ownership of the Company's Class B Common Stock as of February 9, 1996 by (a) any person know to the Company to be the beneficial owner of more than 5% of the class, (b) each director of the Company, (c) each of the named executive officers as defined in
Item 402 of SEC Regulation S-B, and (d) all directors and executive officers of the Company as a group.

                              Number of Shares        Percentage of Outstanding
     Name                     Owned Beneficially           Shares so Owned
     ----                     ------------------      -------------------------

Morton E. Goulder                 95,549  (1)                      4.20%
Harvey Houtkin                   206,000                           9.32
Walter P. Kroll                  186,667                           8.44
Robert J. Moore                  530,000  (2)                     19.34
Robert L. Warren, Jr.             61,687  (3)                      2.71
Berkun group                     259,000  (4)                     11.71
All directors and executive
 officers as a group
 (four persons)                  724,207  (5)                     24.96

(1) Includes 17,799 shares available within sixty days by conversion of shares of Class A Common Stock and 43,750 shares available within sixty days by exercise of option.

(2) Consists of (a) 330,000 shares available within sixty days by conversion of shares of Class A Common Stock, (b) 150,000 shares available within sixty days by conversion of shares of Class A Common Stock held by Mr. Moore's wife, and (c) 50,000 shares available within sixty days by exercise of option.

(3) Includes 17,937 shares available within sixty days by conversion of shares of Class A Common Stock and 43,750 shares available within sixty days by exercise of option.

(4) The Berkun group consists of Joseph Christie, Estee Levine, Judy Levine, Miriam Moncyzk, Benny Moncyzk, Wijac Co., Bill Vilner, Bruce George, Michael Chesler, Dave Moskin, Spencer Lehman, Bill Krunchick, and Wen Inv. Inc..

(5) Includes (a) 366,457 shares available within sixty days by conversion of shares of Class A Common Stock, (b) 150,000 shares available within sixty days by conversion of shares of Class A Common Stock held by Mr. Moore's wife, and (c) 173,750 shares available within sixty days by exercise of option.

No director or executive officer of the Company owned beneficially any shares of the Company's Preference Stock as of February 9, 1996.


ITEM. 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No disclosure is required by this item.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Documents Filed as Part of This Report
--------------------------------------

The following documents are filed as part of this report:

  -  The following financial statement items included in Item 7:

      Report of independent public accountants

      Consolidated financial statements of Computer Devices, Inc. and
Subsidiary:

       Consolidated statements of operations for the years ended
         December 31, 1995, and December 31, 1994.

       Consolidated balance sheet at December 31, 1995

       Consolidated statements of stockholders' equity for the years ended
         December 31, 1995 and December 31, 1994

       Consolidated statements of cash flows for the years ended
         December 31, 1995 and December 31, 1994

       Notes to consolidated financial statements

  -  The exhibits listed in the accompanying Index to Exhibits.

Reports of Form 8-K
-------------------

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER DEVICES, INC.


By:  /S/ROBERT J. MOORE                       Date:  MARCH 11, 1996
     ------------------------------------            --------------
     Robert J. Moore, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


     /S/ROBERT J. MOORE                       Date:  MARCH 11, 1996
     ------------------------------------            --------------
     Robert J. Moore, President
     (Principal Executive Officer)


     /S/EBERHARD W. RAU                       Date:  MARCH 11, 1996
     ------------------------------------            --------------
     Eberhard W. Rau, Treasurer
     (Principal Financial and Accounting
     Officer)


                           * * * * *

     /S/MORTON E. GOULDER                     Date:  MARCH 11, 1996
     ------------------------------------            --------------
     Morton E. Goulder, Director


     /S/ROBERT J. MOORE                       Date:  MARCH 11, 1996
     ------------------------------------            --------------
     Robert J. Moore, Director


     /S/ROBERT L. WARREN, JR.                 Date:  MARCH 11, 1996
     ------------------------------------            --------------
     Robert L. Warren, Jr., Director

                               INDEX TO EXHIBITS

                                                                   Page
                                                                   ----

  3  -  Articles of incorporation and bylaws

        3.01 -  Charter, as amended, of the registrant              (1)

        3.01 -  Bylaws of the registrant                            (1)

  4  -  Instruments defining the rights of security holders,
         including indentures                                       n.a.

  9  -  Voting trust agreement                                      n.a.

 10  -  Material contracts

        10.01 -  Lease to the registrant's Nutting Lake
                 facilities dated as of February 22, 1988           (2)

        10.02 -  Amendment to item 10.01 dated October 1, 1992      (5)

        10.03 -  Stock Incentive Plan of the registrant as amended
                 November 10, 1992                                  (5)

        10.04 -  Form of stock option granted to Morton E. Goulder
                 and Robert L. Warren,Jr. as of November 10, 1992   (5)

        10.05    Form of stock option granted to Morton E. Goulder
                 and Robert L. Warren, Jr. as of November 23,1994   (6)

        10.06 -  Employment agreement with Robert J. Moore dated
                 as of October 1, 1985                              (4)

        10.07    Extension of item 10.06 dated March 22, 1994       (6)


 11  -  Statement re computation of per share earnings               29



 13  -  Annual report to security holders, Form 10-Q or quarterly
        report to security holders                                  n.a.


 16  -  Letter on change in certifying accountant                   n.a.

 18  -  Letter on change in accounting principles                   n.a.

 19  -  Previously unfiled documents                                n.a.

 22  -  Subsidiaries of the registrant                               (3)


 23  -  Published report regarding matters submitted to vote
        of security holders                                         n.a.

 24  -  Consent of experts and counsel                              n.a.

 25  -  Power of attorney                                           n.a.

 28  -  Additional exhibits                                         n.a.

 29  -  Information from reports furnished to State Insurance
        authorities                                                 n.a.

-----------------------------------------

(1) Previously filed as an exhibit under the indicated exhibit number to the Form 8-B registration statement of the registrant dated September 30, 1986 and incorporated herein by this reference:


         Exhibit Number                       Corresponding
             Above                            Exhibit Number
         --------------                       --------------
              3.01                                  3.1
              3.02                                  3.2

(2) Previously filed as an exhibit under the indicated exhibit number to the Form 10-K report of the registrant filed April 14, 1988 and incorporated herein by this reference:



         Exhibit Number                       Corresponding
             Above                            Exhibit Number
         --------------                       --------------

             10.01                                 10.04

(3) Previously filed as an exhibit under the indicated exhibit number to the Form 10-K report of the registrant's predecessor filed April 14, 1989 and incorporated herein by this reference:


         Exhibit Number                       Corresponding
             Above                            Exhibit Number
         --------------                       --------------
             22                                   22

(4) Previously filed as an exhibit under the indicated exhibit number to the Form 10-K report of the registrant's predecessor filed April 11, 1986 and incorporated herein by this reference:

         Exhibit Number                       Corresponding
             Above                            Exhibit Number
         --------------                       --------------
             10.06                                10.13

(5) Previously filed as an exhibit under the indicated exhibit number of Form 10-KSB report of the registrant's predecessor filed April 16, 1993 and incorporated herein by this reference:


       Exhibit Number                                    Corresponding
           Above                                         Exhibit Number
       --------------                                    --------------

           10.02                                              10.04
           10.03                                              10.06
           10.04                                              10.07


(6) Previously filed as an exhibit under the indicated exhibit number to the Form 10-KSB report of the registrant's predecessor filed March 31, 1995 and incorporated herein by this reference:


       Exhibit Number                                    Corresponding
           Above                                         Exhibit Number
       --------------                                    --------------
           10.05                                              10.05
           10.07                                              10.08

                                   EXHIBIT 11
                                   ----------

             Statement Regarding Computation of Per Share Earnings

                      For the Year Ended December 31, 1995


                       Weighted
                       Average            Net Loss          Loss
Period                 Shares                               Per Share
--------------------------------------------------------------------------
First Quarter         3,379,143          $ (73,000)          $(.02)
Second Quarter        3,420,901            (98,000)           (.03)
Third Quarter         3,579,143            (87,000)           (.02)
Fourth Quarter        3,579,143            (85,000)           (.02)
                                         ---------
  Fiscal 1995         3,490,376          $(343,000)           (.10)
                                         =========
