Form 10QSB
period 1996-03-31
COMPUTER DEVICES INC /MD
filed 1996-05-13
CIK 311507

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended: March 31, 1996            Commission File Number: 0-8995

                            COMPUTER DEVICES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         04-2446436
         --------                                         ----------
(State of incorporation)                       (IRS Employer Identification No.)

                  34 Linnell Circle, Nutting Lake, MA  01865
                  ------------------------------------------
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (508) 663-4980

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
Yes    X    No
       -    --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                   Shares Outstanding
             Common Class         as of March 31, 1996
             ------------         --------------------

                Class A                 1,367,647
                Class B                 2,211,496

                               TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------

PART I.  FINANCIAL INFORMATION                                                   3

     Item 1.  Financial Statements (unaudited):                                  3

              Consolidated statements of operations for the three
              months ended March 31,1996 and March 31,1995                       3

              Consolidated balance sheet at March 31, 1996                       4

              Consolidated statements of cash flows for the three
              months ended March 31, 1996 and March 31,1995                      6

              Notes to consolidated financial statements                         7

     Item 2.  Management's Discussion and Analysis or Plan of Operation          9

PART II. OTHER INFORMATION                                                      10

SIGNATURES                                                                      11


COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)

                                             For the Three Months Ended

                                           March 31, 1996   March 31, 1995
                                           --------------   --------------
REVENUES                                           $  236           $  352

COST OF REVENUES                                      186              269
                                                   ------           ------

  Gross profit                                         50               83

OPERATING EXPENSES:
 Engineering, research and development                  1                0
 Selling, general and administrative                  140              171
                                                   ------           ------

  Total operating expenses                            141              171
                                                   ------           ------

Operating loss                                        (91)             (88)

Interest income                                         9               15
                                                   ------           ------

  Net loss                                         $  (82)          $  (73)
                                                   ======           ======

Net loss per common share (Note 5)                 $ (.02)          $ (.02)
                                                   ======           ======

Weighted average number of common
 shares outstanding (Note 5)                        3,579            3,379
                                                   ======           ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                             March 31, 1996
                                             ---------------
ASSETS
- ------
CURRENT ASSETS:

 Cash and cash equivalents                            $ 633

 Accounts receivable, less reserve of $17               132

 Inventories                                             36

 Prepaid expenses                                        20
                                                      -----

  Total current assets                                  821
                                                      -----

PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                        286
 Accumulated depreciation                              (259)
                                                      -----
                                                         27
                                                      -----

TOTAL ASSETS                                          $ 848
                                                      =====

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                             March 31, 1996
                                             --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:

 Accounts payable                             $   46

 Deferred revenue                                  4

 Accrued expenses                                 46
                                              ------

Total current liabilities                         96
                                              ------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:

 Preference stock, $.01 par value
   Authorized - 64,000 shares
   Issued and outstanding - 49,406 shares
   Liquidation value - $4,941                     --

 Class A common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 1,367,647 shares      14

 Class B common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 2,211,496 shares      22

 Capital in excess of par value                2,001

 Retained earnings (accumulated deficit)      (1,285)
                                              ------

     Total stockholders' equity                  752
                                              ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $848
                                              ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)



                                                                     For the Three Months Ended
                                                            March 31, 1996                 March 31, 1995
                                                            --------------                 --------------
Cash flows from operating activities:
  Net loss                                                       $ (82)                      $ (73)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                     6                           3
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                     (20)                       (155)
    Decrease (increase) in inventory                                10                         (85)
    Decrease (increase) in prepaid expenses                         (4)                          4
    Increase (decrease) in accounts payable                         15                          65
    Increase (decrease) in deferred revenue                          3                          (2)
    Increase (decrease) in accrued expenses                        (33)                          5
                                                                 -----                       -----

 Net cash used in operating activities                            (105)                       (238)

Cash flows from investing activities:
    Purchases of property and equipment                             --                          (1)
    Proceeds from sale of marketable securities                    470                         109
                                                                 -----                       -----

 Net cash provided by investing activities                         470                         108

Cash flows from financing activities:                               --                          --
                                                                 -----                       -----

 Net cash provided by financing activities                          --                          --
                                                                 -----                       -----

Net increase (decrease) in cash and cash equivalents               365                        (130)

Cash and cash equivalents at beginning of year                     268                         216
                                                                 -----                       -----

Cash and cash equivalents at end of three months                 $ 633                       $  86
                                                                 =====                       =====


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     COMPUTER DEVICES, INC. AND SUBSIDIARY
                     -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1996
                                 --------------
                                  (unaudited)

Note 1 - Operations
- -------------------

Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is engaged in the design, manufacture, sale and service of computer peripheral products. In addition, the Company is a non-exclusive distributor of similar products for several manufacturers.

Note 2 - Summary of Significant Accounting Policies
- ---------------------------------------------------

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1995

(a) Principles of Consolidation
- -------------------------------

The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly-owned subsidiary, Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates in Preparation of Financial Statements
- -----------------------------------------------------------

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

(c) Cash, Cash Equivalents and Investments
- ------------------------------------------

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at March 31, 1996 is approximately $614,000 of money market funds.

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

(d) Inventories
- ---------------
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(e) Revenue Recognition
- -----------------------
The Company recognizes revenue upon the shipment of its product to a customer.

                      COMPUTER DEVICES, INC AND SUBSIDIARY
                      ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1996
                                 --------------
                                  (unaudited)
                                  (continued)

(f) Depreciation and Amortization
- ---------------------------------
Property and equipment are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of three to five years.

Note 3 - Stockholders' Equity
- -----------------------------

For information regarding the terms of the Class A Common Stock, Class B Common Stock and Preference Stock refer to the Company's Form 10-KSB report for the year ended December 31, 1995.

Note 4 - Contingencies
- ----------------------

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

Note 5 - Net Loss Per Common Share
- ----------------------------------

For 1995 and 1996, net loss per common share was computed based upon the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their anti-dilutive nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations.
- -----------

Revenues for the first quarter of 1996 totaled $236,000 compared to $352,000 for the same period in the previous year. These figures represent a 33% reduction in revenues. Below is a table listing revenues related to the following product lines:


                                              Three Months Ended
                                      March 31, 1996    March 31, 1995
                                    ------------------  --------------

      Printers                                $ 33,000        $ 62,000

      Other computer peripherals               203,000         290,000
                                              --------        --------

                                              $236,000        $352,000

The Company competes vigorously with other larger and better know distributors to maintain market share. Indicative of a competitive market, the gross profit margin declined from 24% to 21% when compared with the first quarter of 1995. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

Operating expenses in the first quarter of 1996 decreased by 18% from those in the first quarter of 1995.

During 1996, cash from beginning of year was responsible for the Company's liquidity. In the future, however, financing may be necessary to support internal and/or external growth.

PART II


                               OTHER INFORMATION


NONE

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COMPUTER DEVICES, INC.
                                           ----------------------
                                                (Registrant)



Date:    May 13, 1996                      /S/EBERHARD W. RAU
         ------------                      ------------------
                                           Eberhard W. Rau
                                           Treasurer
                                           Principal Accounting Officer