Form 10QSB
period 1996-06-30
COMPUTER DEVICES INC /MD
filed 1996-08-13
CIK 311507

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

         Quarterly Report Under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For  the Quarter Ended: June 30, 1996        Commission File Number: 0-8995

                        COMPUTER DEVICES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Maryland                                       04-2446436
- ------------------------                   ---------------------------------
(State of incorporation)                   (IRS Employer Identification No.)

              34 Linnell Circle, Nutting Lake, MA  01865
              ------------------------------------------
               (Address of principal executive offices)

 Registrant's telephone number, including area code:  (508) 663-4980

                            Not Applicable
                            --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                       --       --

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class             as of June 30, 1996
                    ------------             -------------------

                      Class A                    1,367,057
                      Class B                    2,212,086

                          TABLE OF CONTENTS

                                                                 Page No.

PART I.  FINANCIAL INFORMATION                                       3

  Item 1. Financial Statements (unaudited):                          3

          Consolidated statements of operations for the three
          and six ended June 30, 1996 and June 30, 1995              3

          Consolidated balance sheet at June 30 1996                 4

          Consolidated statements of cash flows for the six
          months ended June 30, 1996 and June 30, 1995               6

          Notes to consolidated financial statements                 7

  Item 2. Management's Discussion and Analysis or Plan of Operation  9

PART II.   OTHER INFORMATION                                        10

SIGNATURES                                                          11

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)
                                 For the Three Months   For the Six Months
                                     Ended June 30        Ended June 30

                                      1996    1995         1996    1995
                                   ------------------    -----------------

REVENUES                             $ 199   $ 353        $ 435   $ 705

COST OF REVENUES                       160     298          346     567
                                     ------  ------       ------  ------
     Gross profit                       39      55           89     138

OPERATING EXPENSES:
 Engineering, research and development  12       0           13       0
 Selling, general and administrative   191     166          331     337
                                     ------  ------       ------  ------

     Total operating expenses          203     166          344     337
                                     ------  ------       ------  ------

Operating loss                        (164)   (111)        (255)   (199)

Interest income                          6      12           15      27
Other income                             0       1            0       1
                                     ------  ------       ------  ------

     Net loss                        $(158)   $(98)       $(240)  $(171)
                                     ======  ======       ======  ======

Net loss per common share (Note 5)   $(.04)  $(.03)       $(.07)  $(.05)
                                     ======  ======       ======  ======

Weighted average number of common
 shares outstanding (Note 5)         3,579   3,421        3,579   3,400


           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                         June 30, 1996
                                         -------------

ASSETS
- ------

CURRENT ASSETS:

 Cash and cash equivalents                   $ 588

 Accounts receivable, less reserve of $12       94

 Inventories                                    11

 Prepaid expenses                               16
                                             ------

  Total current assets                         709
                                             ------


PROPERTY AND EQUIPMENT:
 Property and equipment, at cost               257
 Accumulated depreciation                     (229)
                                             ------

                                                28
                                             ------


TOTAL ASSETS                                 $ 737
                                             ======



           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                             June 30, 1996
                                             -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:

 Accounts payable                               $  29

 Deferred revenue                                   2

 Accrued expenses                                 112
                                                ------

Total current liabilities                         143
                                                ======

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,406 shares
 Liquidation value - $4941                         --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,367,057 shares         14

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,212,086 shares         22

 Capital in excess of par value                 2,001

 Retained earnings (accumulated deficit)       (1,443)
                                               -------

     Total stockholders' equity                   594
                                               -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 737
                                               =======

           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                               For the Six Months Ended

                                             June 30, 1996  June 30, 1995
                                             -------------  -------------
Cash flows from operating activities:
  Net loss                                        $(240)         $(171)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     11              6
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable      18            (58)
     Decrease (increase) in inventory                35            (17)
     Decrease (increase) in prepaid expenses          0             12
     Increase (decrease) in accounts payable         (2)            25
     Increase (decrease) in deferred revenue          1             (5)
     Increase (decrease) in accrued expenses         33              9
                                                  ------         ------

 Net cash used in operating activities             (144)          (199)

Cash flows from investing activities:
  Purchases of property and equipment                (6)            (1)
  Disposal of property and equipment                 --              2
  Proceeds from sale of marketable securities       470            201
                                                  ------         ------

 Net cash provided by investing activities          464            202

Cash flows from financing activities:
  Proceeds from exercise of stock option             --             11
                                                  ------         ------

 Net cash provided by financing activities           --             11
                                                  ------         ------

Net increase in cash and cash equivalents           320             14

Cash and cash equivalents at beginning of year      268            216
                                                  ------         ------

Cash and cash equivalents at end of six months    $ 588          $ 230
                                                  ======         ======


           The accompanying notes are an integral part of these consolidated financial statements.

                COMPUTER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996
                             (unaudited)

Note 1 - Operations
- -------------------
Incorporated   as   a   Massachusetts   corporation   in   1968   and
reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is engaged in the design, manufacture, sale and service of computer peripheral products. In addition, the Company is a non-exclusive distributor of similar products for several manufacturers.

Note 2 - Summary of Significant Accounting Policies
- ---------------------------------------------------
The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1995

(a) Principles of Consolidation
The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly-owned subsidiary, Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at June 30, 1996 is approximately $501,000 of money market funds.

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

                COMPUTER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996
                             (unaudited)
                             (continued)

(d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(e) Revenue Recognition
The Company recognizes revenue upon the shipment of its product to a customer.

(f) Depreciation and Amortization
Property and equipment are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of three to five years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the second quarter of 1996 totaled $199,000 compared to $353,000 for the same period in the previous year. These figures represent a 44% decrease in revenues. Below is a table listing revenues related to the following product lines:

                               For the Three Months     For the Six Months
                                  Ended June 30           Ended June 30

                                  1996      1995          1996    1995
                                  --------------          ------------
                                             (000's omitted)

      Printers                    $ 30      $ 60          $ 63    $122

      Other computer peripherals  $169      $293          $372    $583
                                 ----------------        --------------

                                  $199      $353          $435    $705

The Company competes vigorously with other larger and better know distributors to maintain market share. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future ears.

Operating expenses in the second quarter of 1996 increased by 22% from those in the second quarter of 1995. The increase is primarily attributed to legal expenses incurred in two settled cases.

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


                                          COMPUTER DEVICES, INC.
                                               (Registrant)



Date:  August 14, 1996                    S/ EBERHARD W. RAU
     ------------------                   --------------------
                                          Eberhard W. Rau
                                          Treasurer
                                          Principal Accounting Officer