Form 10QSB
period 1996-09-30
COMPUTER DEVICES INC /MD
filed 1996-11-07
CIK 311507

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

         Quarterly Report Under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1996    Commission File Number: 0-8995

                        COMPUTER DEVICES, INC.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Maryland                                       04-2446436
------------------------                   --------------------------------
(State of incorporation)                   (IRS Employer Identification No.)

              34 Linnell Circle, Nutting Lake, MA  01865
              ------------------------------------------
               (Address of principal executive offices)

 Registrant's telephone number, including area code:  (508) 663-4980

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class           as of  September 30, 1996
                    ------------           -------------------------

                      Class A                     1,352,057
                      Class B                     2,227,086

                          TABLE OF CONTENTS

                                                                     Page No.

PART I.  FINANCIAL INFORMATION                                           3

  Item 1. Financial Statements (unaudited):                              3

          Consolidated statements of operations for the three and nine
          months ended September 30, 1996 and September 30, 1995         3

          Consolidated balance sheet at September 30 1996                4

          Consolidated statements of cash flows for the nine months
          ended September 30, 1996 and September 30, 1995                6

          Notes to consolidated financial statements                     7

  Item 2. Management's Discussion and Analysis or Plan of Operation      9

PART II.   OTHER INFORMATION                                            10

SIGNATURES                                                              11

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)
                                    For the Three Months   For the Nine Months
                                     Ended September 30     Ended September 30

                                       1996      1995         1996     1995
                                     ------------------     -----------------

REVENUES                              $ 248     $ 271        $ 683    $ 976

COST OF REVENUES                        191       222          537      789
                                      ------    ------       ------   ------

     Gross profit                        57        49          146      187

OPERATING EXPENSES:
 Engineering, research and development    7         0           20        0
 Selling, general and administrative    130       149          461      486
                                      ------    ------       ------   ------

     Total operating expenses           137       149          481      486
                                      ------    ------       ------   ------

Operating loss                          (80)     (100)        (335)    (299)

Interest income                           7        13           22       40
Other income                              0         0            0        1

     Net loss                          $(73)     $(87)       $(313)   $(258)
                                      ======    ======       ======   ======

Net loss per common share (Note 5)    $(.02)    $(.02)       $(.09)   $(.07)
                                      ======    ======       ======   ======

Weighted average number of common
 shares outstanding (Note 5)          3,579     3,579        3,579    3,460


           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                         September 30, 1996
                                         ------------------
ASSETS
------

CURRENT ASSETS:

 Cash and cash equivalents                     $ 540

 Accounts receivable, less reserve of $12        125

 Inventories                                      10

 Prepaid expenses                                 16
                                               ------

  Total current assets                           691
                                               ------

PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                 257
 Accumulated depreciation                       (232)
                                               ------

                                                  25
                                               ------

TOTAL ASSETS                                   $ 716
                                               ======


           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                         September 30, 1996
                                         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable                              $  71

 Deferred revenue                                  2

 Accrued expenses                                122
                                               ------

Total current liabilities                        195
                                               ------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,406 shares
 Liquidation value - $4941                        --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,352,057 shares        14

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,227,086 shares        22

 Capital in excess of par value                2,001

 Retained earnings (accumulated deficit)      (1,516)
                                              -------

     Total stockholders' equity                  521
                                              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 716
                                              =======

           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                For the Nine Months Ended

                                             Sept. 30, 1996    Sept. 30, 1995
                                             --------------    --------------
Cash flows from operating activities:
  Net loss                                         $(313)            $(258)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                      14                11
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable      (13)              (59)
     Decrease (increase) in inventory                 36                 1
     Decrease (increase) in prepaid expenses           0                16
     Increase (decrease) in accounts payable          40                37
     Increase (decrease) in deferred revenue           1                (7)
     Increase (decrease) in accrued expenses          43                10
                                                   ------            ------

 Net cash used in operating activities              (192)             (249)

Cash flows from investing activities:
  Purchases of property and equipment                 (6)              (23)
  Disposal of property and equipment                  --                 2
  Proceeds from sale of marketable securities        470               213
                                                   ------            ------

 Net cash provided by investing activities           464               192

Cash flows from financing activities:
  Proceeds from exercise of stock option              --                11
                                                   ------            ------

 Net cash provided by financing activities            --                11
                                                   ------            ------

Net increase (decrease) in cash and cash equivalents 272               (46)

Cash and cash equivalents at beginning of year       268               216
                                                   ------            ------

Cash and cash equivalents at end of nine months    $ 540             $ 170
                                                   ======            ======


           The accompanying notes are an integral part of these consolidated financial statements.

                COMPUTER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996
                             (unaudited)

Note 1 - Operations
-------------------
Incorporated   as   a   Massachusetts   corporation   in   1968   and
reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is engaged in the design, manufacture, sale and service of computer peripheral products. In addition, the Company is a non-exclusive distributor of similar products for several manufacturers.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1995

(a) Principles of Consolidation
The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly-owned subsidiary, Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1996 is approximately $468,000 of money market funds.

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

                COMPUTER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996
                             (unaudited)
                             (continued)

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

Note 3 - Stockholders' Equity
-----------------------------
For  information  regarding the terms of the Class A  Common   Stock,
Class B Common Stock and Preference Stock refer to the Company's Form 10-KSB report for the year ended December 31, 1995.

Note 4 - Contingencies
----------------------
Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

Note 5 - Net Loss Per Common Share
----------------------------------
For 1995 and 1996, net loss per common share was computed based upon the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their anti-dilutive nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the third quarter of 1996 totaled $248,000 compared to $271,000 for the same period in the previous year. These figures represent a 8% decrease in revenues. Below is a table listing revenues related to the following product lines:

                               For the Three Months      For the Nine Months
                                Ended September 30        Ended September 30

                                  1996      1995           1996     1995
                                  --------------           -------------
                                              (000's omitted)

      Printers                    $ 50       $ 33          $113     $155

      Other computer peripherals  $198       $238          $570     $821
                                 -----------------        ---------------

                                  $248       $271          $683     $976

The Company competes vigorously with other larger and better know distributors to maintain market share. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

Operating expenses in the third quarter of 1996 decreased by 8% from those in the third quarter of 1995.

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


                                          COMPUTER DEVICES, INC.
                                          ----------------------
                                               (Registrant)



Date:  November 6, 1996                    S/  EBERHARD W. RAU
     -------------------                   ---------------------
                                           Eberhard W. Rau
                                           Treasurer
                                           Principal Accounting Officer