Form 10KSB
period 1996-12-31
COMPUTER DEVICES INC /MD
filed 1997-03-28
CIK 311507

                               FORM 10-KSB

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                 Annual Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For  the fiscal year ended December 31, 1996   Commission File  no. 0-8995

                         COMPUTER DEVICES, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

          Maryland                                   04-2446436
   ------------------------           ---------------------------------------
   (State of incorporation)           (I.R.S. Employer Identification Number)

          34 Linnell Circle,  Nutting Lake,  Massachusetts 01865
          ------------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone number, including area code:     (508) 663-4980

     Securities registered under Section 12(b) of the Exchange Act:
         Title of each class         Exchange on which registered
                None
         -------------------         ----------------------------

     Securities registered under Section 12(g) of the Exchange Act:
  Preference Stock, $.01 Par Value (liquidation preference, convertible)
  ----------------------------------------------------------------------
                           (Title of class)

                  Class A Common Stock, $.01 Par Value
                  ------------------------------------
                           (Title of class)

                  Class B Common Stock, $.01 Par Value
                  ------------------------------------
                           (Title of class)

Check whether the issuer (1) filed all reports required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past ninety days.         Yes  X   No
                                 -----   -----

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended December 31, 1996 are $931,000.

Based on average bid and asked prices quoted by registrant's market makers, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $613,000 as of February 28, 1997.

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997 was 1,354,192 shares of Class A Common Stock and 2,224,951 shares of Class B Common Stock.

                           TABLE OF CONTENTS

 ITEM       TITLE                                                 PAGE
 ----       -----                                                 ----

  1         DESCRIPTION OF BUSINESS                                  3

  2         DESCRIPTION OF PROPERTY                                  3

  3         LEGAL PROCEEDINGS                                        3

  4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      4

  5         MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                      4

  6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                5

  7         FINANCIAL STATEMENTS                                     6

  8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                     17

  9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT                                     17

 10         EXECUTIVE COMPENSATION                                  18

 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                          19

 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          20

 13         EXHIBITS AND REPORTS ON FORM 8-K                        21

            SIGNATURES                                              22

            INDEX TO EXHIBITS                                       23

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is primarily engaged in the design, manufacture, sale and service of computer peripheral products. In addition, the Company is a non-exclusive distributor of similar products for several manufacturers.

In the fourth quarter of 1996, the Company formed Voisys International Corporation (Voisys), a start-up company whose objective is to participate in the voice activated computer control market. Its initial software product, Verbal Control Suite, which enables complete voice control of any Windows95 based personal computer, was announced in November 1996.

In 1989, the Company acquired Neuro-Therapeutics, Inc. ("NTI"), a development stage company whose objective is to commercialize a novel rehabilitative therapy for stroke victims.

Business of Issuer
------------------

The Company's primary peripheral products consist of printers manufactured by the Company and computer peripherals provided by other manufacturers. The printer product line includes the Series 2000 terminal/printer, several video printers and various related supplies and services. The computer peripheral products consist mainly of optical storage equipment. All of the Company's product lines are sold both directly to end users and to value-added systems integrators/resellers. In 1996 the principal suppliers for optical storage equipment products were Hewlett Packard, Panasonic and Sierra. Although the Company's customer base is broad, less than twenty companies account for the bulk of new orders.

During 1996 and 1995, the Company expended approximately $32,000
and   $3,000   respectively,   on  engineering,   research   and
development  efforts.   All  these expenditures  for  1996  were
associated with Voisys.

As of February 28, 1997, the Company employed seven people of whom six were full time.

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

No matter was submitted to a vote of security holders during the fourth quarter of 1996.




                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted in the "NQB Non-NASDAQ Price Report" published by the National Quotation Bureau. The following table sets forth the range of high and low bid prices per share of Class B Common Stock for each quarter within the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:

                           High Bid   Low Bid

 1995 First Quarter         $  .15      $ .10
 1995 Second Quarter           .15        .06
 1995 Third Quarter            .09        .06
 1995 Fourth Quarter           .09        .03

 1996 First Quarter         $  .04      $ .04
 1996 Second Quarter           .04        .04
 1996 Third Quarter            .04        .04
 1996 Fourth Quarter           .41        .01

In general, Class A Common Stock automatically converts to Class B Common Stock upon sale. The approximate number of holders of record of the Company's common stock as of February 28, 1997 was 1,800. The Company has no intention of paying cash dividends on its common stock for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Item 6 contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated.

Revenues declined by 23% in 1996 from the previous year.   Below
is a table listing revenues related to the following product lines:

                                          Year Ended
                             December 31, 1996    December 31, 1995

     Printers                    $  156,000          $  204,000
     Other computer peripherals     775,000           1,000,000
                                 -----------         -----------
     Total                       $  931,000          $1,204,000
                                 ===========         ===========

Revenues related to printers declined in 1996 by 24% when compared with 1995. Evidence of this is shown by fewer units sold, declining number of service calls, and an eroding rental base. The Company expects this trend to continue in 1997.

Revenues related to computer peripherals decreased in 1996 by 23% when compared to the previous year. The Company competes vigorously with other larger and better known distributors to maintain market share. Because, in most cases, price is the
deciding  factor  in  such  sales,  the  Company  can  give   no
assurances that it can maintain its current customer base in future years.

Total  gross  profit declined by 14% in 1996  due  to  declining
sales.   Gross profit margins remained consistent with those  in
1995.

Total selling, general and administrative expenses increased in 1996 by $478,000 (77%) when compared with the previous year. The increase was due to the establishment of a non-qualified retirement obligation to the president of the Company ($408,000) and expenses associated with start-up of Voisys ($105,000).

Expenses   related  to  engineering,  research  and  development
projects were $32,000 in 1996. The amount is attributed to development expenses associated with Voisys' software product
(Verbal Control Suite).

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

During 1996, cash from the beginning of the year was responsible for the Company's liquidity. In the future, however, financing may be necessary to support internal and/or external growth.

ITEM 7. FINANCIAL STATEMENTS

 Report of independent public accountants                              7

  Consolidated financial statements of Computer Devices, Inc. and Subsidiaries:

    Consolidated statements of operations for the years ended
     December 31, 1996 and December 31, 1995                           8

    Consolidated balance sheet at December 31, 1996                    9

    Consolidated statements of stockholders' equity (deficit) for
     the years ended December 31, 1996 and December 31, 1995          11

    Consolidated statements of cash flows for the  years ended
     December 31, 1996 and December 31, 1995                          12

    Notes to consolidated financial statements                        13

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Computer Devices, Inc.:


We have audited the accompanying consolidated balance sheet of Computer Devices, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Devices, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 11, 1997

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)


                                                For the Years Ended
                                                    December 31,

                                                   1996       1995
                                                 ------------------

REVENUES                                          $ 931     $1,204

COST OF REVENUES                                    737        978
                                                 ------------------
     Gross profit                                   194        226
                                                 ------------------

OPERATING EXPENSES:
 Engineering, research and development               32          3
 Selling, general and administrative              1,096        618
                                                 ------------------
   Total operating expenses                       1,128        621
                                                 ------------------

Operating loss                                     (934)      (395)

Interest income                                      28         51
Other income, net                                     -          1
                                                 ------------------

     Net loss                                     $(906)     $(343)
                                                 ==================


Net loss per common share (Note 10)               $(.25)     $(.10)
                                                 ==================

Weighted average number of common
 shares outstanding (Note 10)                     3,579      3,490
                                                 ==================


          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)

                                                  December 31, 1996
                                                  -----------------

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                              $ 515

  Accounts receivable, less reserve of $10                  76

  Inventories                                               12

  Prepaid expenses                                          24
                                                        -------
     Total current assets                                  627
                                                        -------

PROPERTY AND EQUIPMENT:
  Property and equipment, at cost                          261
  Accumulated depreciation                                (236)
                                                        -------
                                                            25
                                                        -------

TOTAL ASSETS                                             $ 652
                                                        =======


          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)

                                                  December 31, 1996
                                                  -----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

  Accounts payable                                       $ 127

  Accrued expenses                                         189
                                                        -------
   Total current liabilities                               316
                                                        -------

LONG-TERM LIABILITIES:

  Non-qualified retirement obligation                      408
                                                        -------

COMMITMENTS AND CONTINGENCIES
(Notes 7 and 8)

STOCKHOLDERS' DEFICIT:

  Preference stock, $.01 par value
   Authorized - 64,000 shares
   Issued and outstanding - 49,406 shares
   Liquidation value - $4,941                               --

  Class A common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 1,359,307 shares                14

  Class B common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 2,219,836 shares                22

  Capital in excess of par value                         2,001

  Accumulated deficit                                   (2,109)
                                                        -------
   Total stockholders' deficit                             (72)
                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $ 652
                                                        =======


          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands except share amounts)

          For the Years Ended December 31, 1996 and 1995

                                                Capital in          Total S/H
            Preference Stock    Common Stock    Excess of   Accum.  Equity
            # Shares Par Val  # Shares Par Val  Par Value  Deficit  (Deficit)
            -------- -------  -------- -------  ---------  -------  ---------

At 12/31/94  49,406   $ --    3,379,143   $ 34    $1,992    $(860)    $1,166

Net loss         --     --           --     --        --     (343)      (343)

Exercise of
 stock option    --     --      200,000      2         9       --         11
             ----------------------------------------------------------------

At 12/31/95  49,406     --    3,579,143     36     2,001   (1,203)       834

Net loss         --     --           --     --        --     (906)      (906)
             ----------------------------------------------------------------

At 12/31/96  49,406   $ --    3,579,143   $ 36    $2,001  $(2,109)    $  (72)
             ================================================================

          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                       For the Years Ended
                                                           December 31,

                                                         1996      1995
                                                        ----------------

Cash flows from operating activities:
  Net loss                                              $(906)    $(343)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                          18        16
    Establishment of non-qualified
     retirement obligation                                408        --
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable            36       (56)
     Decrease (increase) in inventory                      34        35
     Decrease (increase) in prepaid expenses               (8)       18
     Increase (decrease) in accounts payable               96        30
     Increase (decrease) in deferred revenue               (1)       (8)
     Increase (decrease) in accrued expenses              110        43
                                                        ----------------

  Net cash used in operating activities:                 (213)     (265)

Cash flows from investing activities:
  Purchases of property and equipment                     (10)      (21)
  Proceeds from sale of marketable securities             470       327
                                                        ----------------
  Net cash provided by investing activities               460       306
                                                        ----------------

Cash flows from financing activities:
  Proceeds from exercise of stock option                   --        11
                                                        ----------------
  Net cash provided by financing activities                --        11
                                                        ----------------

Net increase in cash and cash equivalents                 247        52

Cash and cash equivalents at beginning of year            268       216
                                                        ----------------
Cash and cash equivalents at end of year                $ 515     $ 268
                                                        ================

          The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996

Note 1 - Operations
-------------------

Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is primarily engaged in the design, manufacture, sale and service of computer peripherals products. Business is conducted primarily in the United States.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

(a) Principles of Consolidation
-------------------------------
The consolidated financial statements include the accounts of Computer Devices, Inc. and its wholly-owned subsidiaries, Voisys International Corporation and Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents and Investments
------------------------------------------
The   Company  considers  all  highly  liquid  investments  with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December
31, 1996 is approximately $385,000 of money market funds.

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

(h) Stock-Based Compensation
----------------------------
The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted
the  disclosure-only  alternative  for  grants   to    employees,

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996
                            (continued)

which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

Note 3 - Non-Qualified Retirement Obligation
--------------------------------------------

The Company has established a non-qualified retirement annuity for its president, effective at his retirement or other separation from paid service of the Company, where by the Company will be required to pay him for his lifetime a monthly non-qualified retirement cash benefit of $4,000. These payments have been recorded as a non-qualified retirement obligation in the accompanying consolidated balance sheet at December 31, 1996 at their present value as determined by an actuary

Note 4 - Stockholders' Equity
-----------------------------

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

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996
                            (continued)

Note 5 - Income Taxes
---------------------

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

At December 31, 1996, the Company has estimated net operating loss carryforwards of approximately $19,249,000 which expire in the years 1998 through 2011. Certain substantial changes in the Company's ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized. In addition, the Company has tax credit carryforwards of $326,000 expiring from 1996 through 1999. The components of the deferred tax amounts, carryforwards and the valuation allowance as of December 31, 1996 are approximately as follows:

     Net operating loss carryforwards   $ 6,638,000
     Tax credit carryforwards               326,000
     Temporary differences                  259,000
                                        ------------
                                          7,223,000
     Valuation allowance                 (7,223,000)
                                        ------------
                                        $        --
                                        ============

A valuation allowance is provided as it is uncertain the Company will realize the deferred tax asset. In 1996, the valuation allowance increased by $59,000 as a result of current operating losses partially offset by expiring tax credits.

Note 6 - Stock Options
----------------------

Under  the  provisions  of the Company's Stock  Incentive  Plan,
Class  A  and  Class B common stock have been made available  by option  to  Company employees.  The number of shares  authorized under  this plan is 2,051,282.  Options on Class A common  stock have also been granted to non-employee directors of the Company.
In  all  cases, the option exercise price for the shares covered by  options is 100% of the market value on the date such options
are   granted.   The  term  of  each  option  is   five   years.
Information with respect to options is as follows:
                                                                 Weighted
                                    Shares      Price Range     Avg. Price
                                    ------      -----------     ----------
Outstanding at December 31, 1994  1,125,000     $.04 to .15        $.10
  Exercised                        (200,000)        .06             .06
  Forfeited or cancelled           (125,000)     .04 to .06         .05
                                  ----------

Outstanding at December 31, 1995    800,000      .04 to .15         .11
  Granted                           650,000         .04             .04
  Forfeited or cancelled           (165,000)     .06 to .15         .14
                                  ----------

Outstanding at December 31, 1996  1,285,000      .04 to .15         .07
                                  ==========

Exercisable at December 31, 1996    920,000     $.04 to .15        $.06
                                  ==========

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996
                            (continued)

No options were granted in 1995. The Company has computed the pro forma disclosures required under SFAS No. 123 for 1996 stock options granted to employees as of December 31, 1996 using the Black Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows: (a) 6.37% risk-free interest rate, (b) expected term of 5 years, (c) no dividend yield, and (d) a volatility factor of 72%. The total value of the options granted to employees during the year ended December 31, 1996 was computed as $20,000. Had this amount been charged to operations, the Company's net loss and net loss per share would have increased to the pro forma amount of ($926,000) and ($.26) respectively.

Note 7 - Commitments
--------------------

At December 31, 1996, the Company had no operating leases with terms of more than one year. Rental expense was $25,000 in 1996 and 1995.

The  Company  has an employment agreement with an officer  which
provides  for  an annual salary of not less than $133,000.   The
Company may terminate this agreement with twelve months notice at any time after December 31, 1998.

Note 8 - Contingencies
----------------------

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

Note 9 - Significant Customers
------------------------------

In 1996 and 1995, one customer accounted for 65% and 38% of revenues, respectively.

Note 10 - Net Loss Per Common Share
-----------------------------------

For 1996 and 1995, net loss per common share was computed based on the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their antidilutive nature.

Note 11 - New Accounting Standard
---------------------------------

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earning per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

ITEM 8. CHANGES  IN  AND DISAGREEMENTS WITH ACCOUNTANTS  ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required by this item.




                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL
      PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE  EXCHANGE
      ACT


The following information relates to the directors and executive officers of the Company:


                      Age
                  (at 1/1/97)   Company Position and Business Experience
                  -----------   ----------------------------------------

M.E. Goulder          75        Director  of  the  Company  since
                                1970.    President  of   M.E.   Goulder
                                Enterprises    Inc.,    a     technical
                                consulting  and  investment  counseling
                                firm,  since 1973.  Member of board  of
                                directors of Bank of New Hampshire.

R. J. Moore           68        Director, President, Chairman  and
                                Chief  Executive Officer of the Company
                                since 1983.

R. J. Moore, Jr.(1)   36        Vice  President  of  the  Company since
                                1990.  President of Voisys since 1996.

E. W. Rau             34        Treasurer  of  the  Company  since 1995.

R. L. Warren, Jr.     78        Director of the Company since 1972. Private
                                investor.  Member board of directors of
                                Radio Frequency Company, Inc.

(1) R. J. Moore, Jr. is the son of R. J. Moore.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

No disclosure required by this item.

ITEM 10.    EXECUTIVE COMPENSATION

                    SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid for 1996 to the Company's "named executive officers" as defined in Item 402 of SEC Regulation S-B.

                       Annual Compensation  ($)
                       ------------------------

Name and
Principal                                 Other Annual    All Other
Position       Year    Salary    Bonus    Compensation    Compensation ($)
---------------------------------------------------------------------------

R. J. Moore    1994    133,000     -            -           6,660 (1)
CEO            1995    133,000     -            -           8,470 (1)
               1996    133,000     -            -           8,501 (1)

(1)Represent insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

             OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table provides information on option exercises during 1996 by the named executive officers and the number and value of their unexercised options at year end.

                                      Number of          Value of
                                Securities Underlying   Unexercised
                                    Unexercised        In-the Money
                                    Options at          Options at
                                 Year  End 1996(#)    Year End  1996($)

              Shares
              Acquired on         Exercisable *        Exercisable *
Name          Exercise (#)        Unexercisable **     Unexercisable **
---------------------------------------------------------------------------

R. J. Moore       -                 100,000 *              0 *  (1)
                                    100,000 **             0 ** (1)

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

Retirement Obligation
---------------------

The Company has established a non-qualified retirement annuity for Mr. Moore, effective at his retirement or other separation from paid service of the Company, where the Company will be required to pay him for his lifetime a monthly non-qualified retirement cash benefit of $4,000.

Compensation of Directors
-------------------------

Non-employee directors of the Company receive $500 per board or board committee meeting attended.


ITEM 11.SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
        MANAGEMENT

The following table presents certain information relating to the ownership of the Company's Class A Common Stock as of February 28, 1997 by (a) any person known to the Company to be the beneficial owner of more than 5% of the class, (b) each director of the Company, (c) each of the named executive officers as defined in Item 402 of SEC Regulation S-B, and (d) all directors and executive officers of the Company as a group.

                                                        Percentage of
                                 Number of Shares        Outstanding
Name                            Owned Beneficially     Shares so Owned
----                            ------------------     ---------------

Morton E. Goulder                   80,299  (1)             5.67%
Robert J. Moore                    580,000  (2)            39.88
Robert J. Moore, Jr.               595,810  (3)            30.72
Robert L. Warren, Jr.               80,437  (1)             5.68
All directors and executive
 officers as a group
 (five persons)                  1,392,267  (4)            62.74


(1)Includes 62,500 shares available within sixty days by exercise of options.

(2)Includes 150,000 shares held by Mr. Moore's wife and 100,000 shares available within sixty days by exercise of option.

(3)Includes 585,000 shares available within sixty days by exercise of options.

(4)Includes 865,000 shares available within sixty days by exercise of options and 150,000 shares held by Mr.
   Moore's wife.

The following table presents certain information relating to the ownership of the Company's Class B Common Stock as of February 28, 1997 by (a) any person know to the Company to be the beneficial owner of more than 5% of the class, (b) each director of the Company, (c) each of the named executive officers as defined in Item 402 of SEC Regulation S-B, and (d) all directors and executive officers of the Company as a group.

                                                        Percentage of
                                 Number of Shares        Outstanding
Name                            Owned Beneficially     Shares so Owned
----                            ------------------     ---------------

Morton E. Goulder                  114,299  (1)            4.96%
Harvey Houtkin                     206,000                 9.26
Walter P. Kroll                    186,667                 8.39
Robert J. Moore                    580,000  (2)           20.68
Robert J. Moore, Jr.               595,810  (3)           21.12
Robert L. Warren, Jr.                80437  (4)            3.49
Berkun group                       259,000  (5)           11.64
All directors and executive
 officers as a group
 (five persons)                  1,426,267  (6)           39.43

(1)  Includes  17,799  shares available  within  sixty  days  by conversion  of  shares of Class A Common Stock  and  62,500 shares available within sixty days by exercise of options.

(2) Consists of (a) 330,000 shares available within sixty days by conversion of shares of Class A Common Stock, (b) 150,000 shares available within sixty days by conversion of shares of Class A Common Stock held by Mr. Moore's wife, and (c) 100,000 shares available within sixty days by exercise of option.

(3)  Includes  10,810  shares available  within  sixty  days  by conversion  of shares of Class A Common Stock  and  585,000 shares available within sixty days by exercise of options.

(4)  Includes  17,937  shares available  within  sixty  days  by conversion  of  shares of Class A Common Stock  and  62,500 shares available within sixty days by exercise of options.

(5)  The Berkun group consists of Joseph Christie, Estee Levine,
     Judy Levine, Miriam Moncyzk, Benny Moncyzk, Wijac Co., Bill
     Vilner, Bruce George, Michael Chesler, Dave Moskin, Spencer
     Lehman, Bill Krunchick, and Wen Inv. Inc..

(6) Includes (a) 377,267 shares available within sixty days by conversion of shares of Class A Common Stock, (b) 150,000 shares available within sixty days by conversion of shares of Class A Common Stock held by Mr. Moore's wife, and (c) 865,000 shares available within sixty days by exercise of options.

No   director   or  executive  officer  of  the  Company   owned
beneficially any shares of the Company's Preference Stock as of February 28, 1997.

ITEM. 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No disclosure is required by this item.




ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Documents Filed as Part of This Report
--------------------------------------

The following documents are filed as part of this report:

   -   The following financial statement items included in Item 7:

         Report of independent public accountants

         Consolidated financial statements of Computer Devices, Inc.
            and Subsidiaries:

           Consolidated statements of operations for the years ended
             December 31, 1996, and December 31, 1995

           Consolidated balance sheet at December 31, 1996

           Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 1996 and December 31, 1995

           Consolidated statements of cash flows for the years ended
             December 31, 1996 and December 31, 1995

           Notes to consolidated financial statements

   -   The exhibits listed in the accompanying Index to Exhibits.


Reports of Form 8-K
-------------------

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER DEVICES, INC.


By:  S/ROBERT J. MOORE                      Date: MARCH 27, 1997
     ------------------------------               --------------
     Robert J. Moore, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


     S/ROBERT J. MOORE                      Date: MARCH 27, 1997
     ------------------------------               --------------
     Robert J. Moore, President
     (Principal Executive Officer)


     S/EBERHARD W. RAU                      Date: MARCH 27, 1997
     ------------------------------               --------------
     Eberhard W. Rau, Treasurer
     (Principal Financial and Accounting
     Officer)


                             * * * * *

     S/MORTON E. GOULDER                    Date: MARCH 27, 1997
     ------------------------------               --------------
     Morton E. Goulder, Director


     S/ROBERT J. MOORE                      Date: MARCH 27, 1997
     ------------------------------               --------------
     Robert J. Moore, Director


     S/ROBERT L. WARREN, JR.                Date: MARCH 27, 1997
     ------------------------------               --------------
     Robert L. Warren, Jr., Director

                         INDEX TO EXHIBITS

                                                                   Page
 3 - Articles of incorporation and bylaws

      3.01 - Charter, as amended, of the registrant                (1)

      3.01 - Bylaws of the registrant                              (1)

 4 - Instruments defining the rights of security holders,
      including indentures                                         n.a.

 9 - Voting trust agreement                                        n.a.

10 - Material contracts

     10.01 - Lease to the registrant's Nutting Lake facilities
             dated as of February 22, 1988                         (2)

     10.02 - Amendment to item 10.01 dated October 1, 1992         (4)

     10.03 - Stock Incentive Plan of the registrant as amended
             November 10, 1992                                     (4)

     10.04 - Form of stock option granted to Morton E. Goulder
             and Robert L. Warren, Jr. as of November 10, 1992     (4)

     10.05 - Form of stock option granted to Morton E. Goulder
             and Robert L. Warren, Jr. as of November 23, 1994     (5)

     10.06 - Employment agreement with Robert J. Moore dated
             as of October 1, 1985                                 (3)

     10.07 - Extension of item 10.06 dated March 22, 1994          (5)

11 - Statement re computation of per share earnings                 26

13 - Annual report to security holders, Form 10-Q or quarterly
     report to security holders                                    n.a.

16 - Letter on change in certifying accountant                     n.a.

18 - Letter on change in accounting principles                     n.a.

19 - Previously unfiled documents                                  n.a.

22 - Subsidiaries of the registrant                                 27

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

(4) Previously filed as an exhibit under the indicated exhibit number of Form 10-KSB report of the registrant's predecessor filed April 16, 1993 and incorporated herein by this reference:

       Exhibit Number                        Corresponding
          Above                              Exhibit Number
       --------------                        --------------
         10.02                                 10.04
         10.03                                 10.06
         10.04                                 10.07

(5) Previously filed as an exhibit under the indicated exhibit number to the Form 10-KSB report of the registrant's predecessor filed March 31, 1995 and incorporated herein by this reference:

       Exhibit Number                        Corresponding
          Above                              Exhibit Number
       --------------                        --------------
         10.05                                 10.05
         10.07                                 10.08

                            EXHIBIT 11

       Statement Regarding Computation of Per Share Earnings



                    Weighted
                    Average        Net Loss       Loss
Period              Shares                        Per Share
------              ---------     ----------      ---------
First Quarter       3,579,143     $ (82,000)        $(.02)
Second Quarter      3,579,143      (158,000)         (.04)
Third Quarter       3,579,143       (73,000)         (.02)
Fourth Quarter      3,579,143      (593,000)         (.17)
                                  ----------
  Fiscal 1996       3,579,143     $(906,000)         (.25)
                                  ==========

                            EXHIBIT 22

                  Subsidiaries of the registrant



                              Jurisdiction of         Name Under Which
     Name of Subsidiary        Incorporation           Doing Business
     ------------------        -------------           --------------

  Neuro-Therapeutics, Inc.     Massachusetts       Neuro-Therapeutics, Inc.

 Voisys International Corp.      Maryland         Voisys International Corp.