Form 10QSB
period 1997-03-31
COMPUTER DEVICES INC /MD
filed 1997-05-08
CIK 311507

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

            Quarterly Report Under Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 1997       Commission File Number: 0-8995

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class             as of March 31, 1997
                    ------------             --------------------
                      Class A                      1,353,582
                      Class B                      2,225,561

                         TABLE OF CONTENTS

                                                                    Page No.

PART I.  FINANCIAL INFORMATION                                          3

  Item 1. Financial Statements (unaudited):                             3

          Consolidated statements of operations for the three
          months ended March 31, 1997 and March 31, 1996                3

          Consolidated balance sheet at March 31, 1997                  4

          Consolidated statements of cash flows for the three
          months ended March 31, 1997 and March 31, 1996                6

          Notes to consolidated financial statements                    7

  Item 2. Management's Discussion and Analysis or Plan of Operation     9

PART II.  OTHER INFORMATION                                            10

SIGNATURES                                                             11

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)

                                             For the Three Months Ended

                                          March 31, 1997     March 31, 1996
                                          --------------     --------------

REVENUES                                       $   218           $   236

COST OF REVENUES                                   179               186
                                               ---------         ---------
   Gross profit                                     39                50

OPERATING EXPENSES:
 Engineering, research and development               5                 1
 Selling, general and administrative               152               140
                                               ---------         ---------
   Total operating expenses                        157               141
                                               ---------         ---------
Operating loss                                    (118)              (91)

Interest income                                      3                 9
                                               ---------         ---------

   Net loss                                    $  (115)          $   (82)
                                               =========         =========

Net loss per common share (Note 5)             $  (.03)          $  (.02)
                                               =========         =========

Weighted average number of common
 shares outstanding (Note 5)                     3,579             3,579
                                               =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                                  March 31, 1997
                                                  --------------
ASSETS
------

CURRENT ASSETS:

 Cash and cash equivalents                             $ 276

 Accounts receivable, less reserve of $10                141

 Inventories                                              16

 Prepaid expenses                                         31
                                                       ------
  Total current assets                                   464
                                                       ------
PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                         266
 Accumulated depreciation                               (240)
                                                       ------
                                                          26
                                                       ------
TOTAL ASSETS                                           $ 490
                                                       ======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                                    March 31, 1997
                                                    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                      $  95

 Accrued expenses                                        174
                                                      -------

     Total current liabilities                           269
                                                      -------

LONG-TERM LIABILITIES:

 Non-qualified retirement obligation                     408
                                                      -------

STOCKHOLDERS' EQUITY:

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,406 shares
 Liquidation value - $4,941                              --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,353,582 shares               14

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,225,561 shares               22

 Capital in excess of par value                       2,001

 Accumulated deficit                                 (2,224)
                                                     -------

     Total stockholders' equity                        (187)
                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 490
                                                     =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                 For the Three Months Ended

                                               March 31, 1997   March 31, 1996
                                               --------------   --------------
 Cash flows from operating activities:
  Net loss                                          $(115)         $  (82)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        4               6
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable       (65)            (20)
     Decrease (increase) in inventory                  (4)             10
     Decrease (increase) in prepaid expenses           (7)             (4)
     Increase (decrease) in accounts payable          (32)             18
     Increase (decrease) in accrued expenses          (15)            (33)
                                                    ------          ------

 Net cash used in operating activities               (234)           (105)

Cash flows from investing activities:
  Purchases of property and equipment                  (5)             --
  Proceeds from sale of marketable securities          --             470
                                                    ------          ------

 Net cash provided by investing activities             (5)            470

Cash flows from financing activities:                  --              --
                                                    ------          ------

 Net cash provided by financing activities             --              --
                                                    ------          ------

Net increase (decrease) in cash and cash equivalents (239)            365

Cash and cash equivalents at beginning of year        515             268
                                                    ------          ------

Cash and cash equivalents at end of three months    $ 276           $ 633
                                                    ======          ======



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  COMPUTER DEVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                (unaudited)

Note 1 - Operations
-------------------
Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is primarily engaged in the design, manufacture, sale and service of computer peripheral products. Business is conducted primarily in the United States.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1996

(a) Principles of Consolidation
The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly-owned subsidiaries, VoiSys International Corporation and Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at March 31, 1997 is approximately $239,000 of money market funds.

(d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(e) Revenue Recognition
The Company recognizes revenue upon the shipment of its product to a customer.

               COMPUTER DEVICES, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                            (unaudited)
                            (continued)

(f) Depreciation and Amortization
Property and equipment are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of three to five years.

Note 3 - Stockholders' Equity
-----------------------------
For information regarding the terms of the Class A Common Stock, Class B Common Stock and Preference Stock refer to the Company's Form 10-KSB report for the year ended December 31, 1996.

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

Note 5 - Net Loss Per Common Share
----------------------------------
For 1996 and 1997, net loss per common share was computed based upon the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their anti-dilutive nature.

Note 6 - New Accounting Standard
--------------------------------
In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities
with  publicly  held  common stock or  potential  common  stock.   This
statement is  effective for fiscal years ending after December 15, 1997
and  early  adoption  is not  permitted.   When  adopted, the statement
will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2 contains forward-looking statements as that  term is defined in
the  Private   Securities  Litigation  Reform   Act  of  1995.   These
forwardlooking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated.

Revenues for the first quarter of 1997 totaled $218,000 compared to $236,000 for the same period in the previous year. These figures represent an 8% reduction in revenues. Below is a table listing revenues related to the following product lines:

                                            Three Months Ended
                                   March 31, 1997      March 31, 1996
                                   --------------      --------------
      Printers                       $ 28,000            $ 33,000

      Other computer peripherals      190,000             203,000
                                   --------------      --------------
                                     $218,000            $236,000

The Company competes vigorously with other larger and better known distributors to maintain market share. Indicative of a competitive market, the gross profit margin declined from 21% to 18% when compared with the first quarter of 1996. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

Operating expenses in the first quarter of 1997 increased by 11% from those in the first quarter of 1996. The increase is attributed to expenses associated with the Company's subsidiary, VoiSys International Corporation. The company anticipates expenses will continue to rise by at least 10% throughout 1997.

Although the Company began shipping the VoiSys product in the first quarter of 1997, related revenues for this period were minimal.

During  1997,  cash  from beginning of year was responsible  for  the
Company's  liquidity.   In  the future,  however,  financing  may  be
necessary to support internal and/or external growth.

PART II


                         OTHER INFORMATION


NONE

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER DEVICES, INC.
                                          ----------------------
                                               (Registrant)



Date:    May 8, 1997                      S/EBERHARD W. RAU
--------------------                      -----------------
                                          Eberhard W. Rau
                                          Treasurer
                                          Principal Accounting Officer