Form 10QSB
period 1997-06-30
COMPUTER DEVICES INC /MD
filed 1997-07-29
CIK 311507

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

         Quarterly Report Under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For  the Quarter Ended: June 30, 1997        Commission File Number:0-8995

                        COMPUTER DEVICES, INC.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Maryland                                        04-2446436
------------------------------            -----------------------------------
(State    of    incorporation)            (IRS   Employer Identification No.)

              34 Linnell Circle, Nutting Lake, MA  01865
              ------------------------------------------
              (Address of principal executive offices)

 Registrant's telephone number, including area code:  (508) 663-4980

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
Yes X     No
   ---       ---

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Shares Outstanding
                    Common Class            as of June 30, 1997
                    ------------            -------------------
                      Class A                   1,846,382
                      Class B                   2,232,761

                          TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited):

          Consolidated statements of operations for the three and six
          months ended June 30, 1997 and June 30, 1996                    3

          Consolidated balance sheet at June 30 1997                      4

          Consolidated statements of cash flows for the six months
          ended June 30, 1997 and June 30, 1996                           6

          Notes to consolidated financial statements                      7

  Item 2. Management's Discussion and Analysis or Plan of Operation       9

PART II.  OTHER INFORMATION                                              10

SIGNATURES                                                               11

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)
                                     For the Three Months   For the Six Months
                                        Ended June 30,        Ended June 30,
                                        1997       1996       1997       1996
                                      --------------------   ------------------
REVENUES                               $ 122      $ 199      $ 340      $ 435

COST OF REVENUES                         103        160        282        346
                                     --------------------   ------------------
     Gross profit                         19         39         58         89

OPERATING EXPENSES:
 Engineering, research and development     7         12         12         13
 Selling, general and administrative     179        191        331        331
                                     --------------------   ------------------
     Total operating expenses            186        203        343        344
                                     --------------------   ------------------
Operating loss                          (167)      (164)      (285)      (255)

Interest income                            3          6          6         15
Other income                              60          0         60          0
                                     --------------------    ------------------
     Net loss                          $(104)     $(158)     $(219)     $(240)
                                     ====================   ==================
Net loss per common share (Note 5)     $(.03)     $(.04)     $(.06)     $(.07)
                                     ====================   ==================
Weighted average number of common
 shares outstanding (Note 5)           3,634      3,579      3,607      3,579


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                                     June 30, 1997
                                                     -------------
ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                               $ 219

 Accounts receivable, less reserve of $10                   48

 Inventories                                                29

 Prepaid expenses                                           29
                                                     -------------
  Total current assets                                     325
                                                     -------------
PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                           270
 Accumulated depreciation                                 (245)
                                                     -------------
                                                            25
                                                     -------------
TOTAL ASSETS                                             $ 350
                                                     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                                     June 30, 1997
                                                     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                        $  44

 Accrued expenses                                          169
                                                     -------------
Total current liabilities                                  213
                                                     -------------
LONG-TERM LIABILITIES:

 Non-qualified retirement obligation                       408
                                                     -------------

STOCKHOLDERS' EQUITY:

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,406 shares
 Liquidation value - $4941                                  --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,846,382 shares                  19

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,232,761 shares                  22

 Capital in excess of par value                          2,016

 Accumulated deficit                                    (2,328)
                                                     -------------

     Total stockholders' equity                           (271)
                                                     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 350
                                                     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                   For the Six Months Ended

                                                 June 30, 1997   June 30, 1996
                                                 -------------   -------------
Cash flows from operating activities:
  Net loss                                            $(219)        $(240)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                          8            11
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable          28            18
     Decrease (increase) in inventory                   (17)           35
     Decrease (increase) in prepaid expenses             (5)            0
     Increase (decrease) in accounts payable            (83)           (2)
     Increase (decrease) in accrued expenses            (20)           34
                                                     --------       -------
 Net cash used in operating activities                 (308)         (144)

Cash flows from investing activities:
  Purchases of property and equipment                    (8)           (6)
  Proceeds from sale of marketable securities            --           470
                                                     --------       -------
 Net cash provided by (used in) investing activities     (8)          464

Cash flows from financing activities:
  Proceeds from exercise of stock option                 20            --
                                                     --------       -------
 Net cash provided by financing activities               20            --
                                                     --------       -------
Net increase (decrease) in cash and cash equivalents   (296)          320

Cash and cash equivalents at beginning of year          515           268
                                                     --------       -------
Cash and cash equivalents at end of six months      $   219        $  588
                                                     ========       =======


                 The accompanying notes are an integral part of
                     these consolidated financial statements.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997
                             (unaudited)

Note 1 - Operations
-------------------
Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is primarily engaged in the design, manufacture, sale and service of computer peripheral products. Business is conducted primarily in the United States.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods, presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1996.

(a) Principles of Consolidation
The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly owned subsidiaries, VoiSys International Corporation and Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at June 30, 1997 is approximately $192,000 of money market funds.

(d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(e) Revenue Recognition
The Company recognizes revenue upon the shipment of its product to a customer.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997
                             (unaudited)
                             (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, the matters discussed in Item 2 are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

Revenues for the second quarter of 1997 totaled $122,000 compared to $199,000 for the same period in the previous year. These figures represent a 39% decrease in revenues. Below is a table listing revenues related to the following product lines:

                               For the Three Months     For the Six Months
                                  Ended June 30,           Ended June 30,
                                 1997         1996        1997       1996
                               --------------------     ------------------
                                             (000's omitted)

      Printers                    $  16       $ 30        $ 44       $ 63

      Other computer peripherals  $ 106       $169        $296       $372
                               --------------------     ------------------
                                  $ 122       $199        $340       $435

The Company competes vigorously with other larger and better known distributors to maintain market share. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

Operating  expenses in  the second  quarter of  1997 decreased  by 8% from
those  in   the  second  quarter  of  1996.   The  decrease  is  primarily
attributed to legal expenses incurred in 1996 to settle two cases.

Revenues generated by the Company's subsidiary VoiSys International have been minimal for the first two quarters of 1997. However, recently the Company announced it had signed an agreement with Tech Data Corporation to distribute its latest product, VOICE POWER, a voice control system for personal computers. Initial shipments began in July 1997.

During 1997, cash from beginning of year was responsible for the Company's liquidity. In the future, however, financing may be necessary to support internal and/or external growth.

PART II - OTHER INFORMATION


ITEMS 2.  CHANGES IN SECURITIES.

On June 20, 1997, Robert J. Moore, Jr., Vice President of the Company, exercised an option to purchase 500,000 shares of Class A Common Stock at $.04 per share. Payment for shares was by delivery of a $20,000 simple unsecured demand note at 6%. The Company is exempt from registration,
based  on  Section  4(2)  of  the   1933 Securities Act.

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



Date:  July 28, 1997                      S/EBERHARD W. RAU
--------------------                      -----------------
                                          Eberhard W. Rau
                                          Treasurer
                                          Principal Accounting Officer