Form 10QSB
period 1997-09-30
COMPUTER DEVICES INC /MD
filed 1997-11-07
CIK 311507

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                              FORM 10-QSB

            Quarterly Report Under Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1997   Commission File Number: 0-8995

                          COMPUTER DEVICES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Maryland                                     04-2446436
  ------------------------                 --------------------------------
  (State of incorporation)                 (IRS EmployerIdentification No.)

                34 Linnell Circle, Nutting Lake, MA  01865
                ------------------------------------------
                 (Address of principal executive offices)

 Registrant's telephone number, including area code:  (508) 663-4980

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class           as of  September 30, 1997
                    ------------           -------------------------
                      Class A                    1,846,063
                      Class B                    2,233,080

                          TABLE OF CONTENTS

                                                                     Page No.

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited):

          Consolidated statements of operations for the three and nine
          months ended September 30, 1997 and September 30, 1996          3

          Consolidated balance sheet at September 30 1997                 4

          Consolidated statements of cash flows for the nine months
          ended September 30, 1997 and September 30, 1996                 6

          Notes to consolidated financial statements                      7

  Item 2. Management's Discussion and Analysis or Plan of Operation       9

PART II.  OTHER INFORMATION                                              10

SIGNATURES                                                               11

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)

                                   For the Three Months   For the Nine Months
                                    Ended September 30     Ended September 30
                                      1997       1996        1997       1996
                                   --------------------   --------------------
REVENUES                             $ 290      $ 248       $ 630      $ 683

COST OF REVENUES                       127        191         409        537
                                   --------------------   --------------------
     Gross profit                      163         57         221        146

OPERATING EXPENSES:
 Engineering, research and development   6          7          18         20
 Selling, general and administrative   184        130         515        461
                                   --------------------   --------------------
     Total operating expenses          190        137         533        481
                                   --------------------   --------------------
Operating loss                         (27)       (80)       (312)      (335)

Interest income                          2          7           8         22
Other income                             0          0          60          0
                                   --------------------   --------------------
     Net loss                        $ (25)     $ (73)      $(244)     $(313)
                                   ====================   ====================
Net loss per common share (Note 5)   $(.01)     $(.02)      $(.06)     $(.09)
                                   ====================   ====================

Weighted average number of common
 shares outstanding (Note 5)         4,079      3,579       3,766      3,579


               The accompanying notes are an integral part of
                  these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                                  September 30, 1997
                                                  ------------------
ASSETS
------

CURRENT ASSETS:

 Cash and cash equivalents                               $ 102

 Accounts receivable, less reserve of $12                  208

 Inventories                                                26

 Prepaid expenses                                           19
                                                  ------------------
  Total current assets                                     355
                                                  ------------------
PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                           271
 Accumulated depreciation                                 (249)
                                                  ------------------
                                                            22
                                                  ------------------
TOTAL ASSETS                                             $ 377
                                                  ==================

               The accompanying notes are an integral part of
                  these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                                  September 30, 1997
                                                  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                        $  19

 Accrued expenses                                          246
                                                  ------------------
Total current liabilities                                  265
                                                  ------------------
LONG-TERM LIABILITIES:
 Non-qualified retirement obligation                       408
                                                  ------------------
STOCKHOLDERS' EQUITY

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,406 shares
 Liquidation value - $4941                                  --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,846,063 shares                  19

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,233,080 shares                  22

 Capital in excess of par value                          2,016

 Accumulated deficit                                    (2,353)
                                                  ------------------
     Total stockholders' equity                           (296)
                                                  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 377
                                                  ==================

               The accompanying notes are an integral part of
                  these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                 For the Nine Months Ended

                                               Sept. 30, 1997   Sept. 30, 1996
                                               --------------   --------------
Cash flows from operating activities:
  Net loss                                          $(244)          $(313)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                       13              14
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable      (132)            (13)
     Decrease (increase) in inventory                 (14)             36
     Decrease (increase) in prepaid expenses            5               0
     Increase (decrease) in accounts payable         (108)             40
     Increase (decrease) in accrued expenses           57              44
                                                   ---------       ---------
 Net cash used in operating activities               (423)           (192)

Cash flows from investing activities:
  Purchases of property and equipment                 (10)             (6)
  Proceeds from sale of marketable securities          --             470
                                                   ---------       ---------
 Net cash provided by (used in) investing activities  (10)            464

Cash flows from financing activities:
  Proceeds from exercise of stock option               20              --
                                                   ---------       ---------
 Net cash provided by financing activities             20              --
                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents (413)            272

Cash and cash equivalents at beginning of year        515             268
                                                   ---------       ---------
Cash and cash equivalents at end of nine months    $  102         $   540
                                                   =========       =========


               The accompanying notes are an integral part of
                  these consolidated financial statements.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997
                             (unaudited)

Note 1 - Operations
-------------------
Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is primarily engaged in the design, manufacture, sale and service of computer peripheral products. Business is conducted primarily in the United States.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods, presented.These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1996

(a) Principles of Consolidation
The consolidated financial statements include the accounts of Computer Devices, Inc., and its wholly owned subsidiaries, VoiSys International Corporation and Neuro-Therapeutics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1997 is approximately $63,000 of money market funds.

(d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

(e) Revenue Recognition
The Company recognizes revenue upon the shipment of its product to a customer.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997
                             (unaudited)
                             (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, the matters discussed in Item 2 are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated.

Revenues  for  the  third  quarter  of 1997 totaled $290,000 compared  to
$248,000 for the same period in the previous year. These figures represent a 17% increase in revenues. Below is a table listing revenues:

                                 For the Three Months     For the Nine Months
                                  Ended September 30      Ended September 30
                                    1997      1996          1997      1996
                                 --------------------     -------------------
                                             (000's omitted)

Computer peripherals and printers   $117      $248          $442      $683

VoiSys products                     $173      $ 0           $188      $ 0
                                 --------------------     -------------------
                                    $290      $248          $630      $683

Computer peripheral and printer revenues declined by 53% in the third quarter of 1997 when compared with revenues for the same period in 1996. The Company competes vigorously with other larger and better known distributors to maintain market share. Because, in most cases, price is the deciding factor in such sales, the Company can give no assurances that it can maintain its current customer base in future years.

VoiSys International produced revenues of $173,000 in the third quarter of 1997. In July 1997, VoiSys International began shipping its latest product, VOICE POWER, a voice control system for personal computers. VoiSys distributes this product primarily through Tech Data, a master distributor, who resells the product to retail computer chains/stores.

Operating expenses in the third quarter of 1997 increased by 39% from those in the third quarter of 1996. The increase can be attributed to expenses associated with the marketing of VoiSys International's product, VOICE POWER.

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


                                          COMPUTER DEVICES, INC.
                                          ----------------------
                                               (Registrant)



Date:  NOVEMBER 6, 1997                   S/EBERHARD W. RAU
-----------------------                   -----------------
                                          Eberhard W. Rau
                                          Treasurer
                                          Principal Accounting Officer