Form 10KSB
period 1997-12-31
COMPUTER DEVICES INC /MD
filed 1998-02-24
CIK 311507

                            FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

            Annual Report Under Section 13 or 15(d) of
                the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission File no.0-8995

                          COMPUTER DEVICES, INC.
              (Name of small business issuer in its charter)

          Maryland                                   04-2446436
   ------------------------           ---------------------------------------
   (State of incorporation)           (I.R.S. Employer Identification Number)

          34 Linnell Circle,  Nutting Lake,  Massachusetts 01865
          ------------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone number, including area code:     (978) 663-4980

     Securities registered under Section 12(b) of the Exchange Act:
         Title of each class         Exchange on which registered
                None
         -------------------         ----------------------------

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

Check if there is no disclosure of delinquent filer in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended December 31, 1997 are $733,000.

Based on average bid and asked prices quoted by registrant's market makers, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,150,454 as of January 30, 1998.

The number of shares outstanding of each of the registrant's classes of common stock as of January 30, 1998 was 1,924,463 shares of Class A Common Stock and 2,254,680 shares of Class B Common Stock.

                         TABLE OF CONTENTS

 ITEM       TITLE                                                     PAGE
 ----       -----                                                     ----

  1         DESCRIPTION OF BUSINESS                                      3

  2         DESCRIPTION OF PROPERTY                                      3

  3         LEGAL PROCEEDINGS                                            3

  4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          4

  5         MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                          4

  6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                    5

  7         FINANCIAL STATEMENTS                                         6

  8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                         18

  9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  18

 10         EXECUTIVE COMPENSATION                                      19

 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                              20

 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              21

 13         EXHIBITS AND REPORTS ON FORM 8-K                            22

            SIGNATURES                                                  23

            INDEX TO EXHIBITS                                           24

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

In  1996,  the  Company formed VoiSys International  Corporation
(VoiSys), a start-up company whose objective is to participate in the voice activated computer control market.

In 1989, the Company acquired Neuro-Therapeutics, Inc. ("NTI"), a development stage company whose objective is to commercialize a novel rehabilitative therapy for stroke victims.

Business of Issuer
------------------

The Company's primary peripheral products consist of printers manufactured by the Company and computer peripherals provided by other manufacturers. The printer product line includes the Series 2000 terminal/printer, several video printers and various related supplies and services. The computer peripheral products consist mainly of optical storage equipment. All of the Company's product lines are sold both directly to end-users and to value-added systems integrators/resellers. In 1997 the principal suppliers for optical storage equipment products were Hewlett Packard, Panasonic and Sierra. Although the Company's customer base is broad, less than twenty companies account for the bulk of new orders.

During 1997, VoiSys released Voice Power, a voice control software product that enables the user to completely control the personal computer by voice. VoiSys distributes this product primarily through Tech Data, a master distributor, who resells the product to retail computer chains/stores.

During 1997 and 1996, the Company expended approximately $27,000
and   $32,000   respectively,  on  engineering,   research   and
development efforts. All of these expenditures for 1997 and 1996 were associated with VoiSys.

As of January 30, 1998, the Company employed four people.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company conducts its basic operations from an 11,550 square foot leased facility in Nutting Lake (Billerica), Massachusetts.
The facility is under lease on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations. However, during 1996 a judgement was rendered against the Company where the potential liability could exceed $100,000. The judgement has been appealed and although the Company can give no assurances, it feels the merits of its appeal are valid and sufficient.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.




                              PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted in the "NQB Non-NASDAQ Price Report" published by the National Quotation Bureau. The following table sets forth the range of high and low bid prices per share of Class B Common Stock for each quarter within the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:

                           High Bid   Low Bid

 1996 First Quarter         $  .04      $ .04
 1996 Second Quarter           .04        .04
 1996 Third Quarter            .04        .04
 1996 Fourth Quarter           .41        .01

 1997 First Quarter         $  .16      $ .13
 1997 Second Quarter           .17        .09
 1997 Third Quarter            .78        .13
 1997 Fourth Quarter           .79        .38

In general, Class A Common Stock automatically converts to Class B Common Stock upon sale. The approximate number of holders of record of the Company's common stock as of January 30, 1998 was 1,800. The Company has no intention of paying cash dividends on its common stock for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition  and
Results of Operations.

Except for historical information contained herein, the matters discussed in Item 6 are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated.

Revenues declined by 21% in 1997 from the previous year.   Below
is a table listing revenues related to the following product lines:

                                       Year Ended
                          December 31, 1997    December 31, 1996

   Computer peripherals       $ 564,000            $ 931,000
   VoiSys products              169,000                    0
                              ---------            ---------
   Total                      $ 733,000            $ 931,000
                              =========            =========

Revenues related to Computer Devices declined in 1997 by 39% when compared with 1996 primarily as a result of the Company's decision to de-emphasize the distribution of low margin OEM products and to concentrate on the development and sale of proprietary software products for the voice activated computer control market.

VoiSys produced revenues in 1997 of $169,000. These new revenues are primarily associated with Voice Power, a voice control software product released in July 1997, that enables the user to completely control the personal computer by voice. VoiSys distributes this product primarily through Tech Data, a master distributor, who resells the product to retail computer chains/stores.

Total gross profit increased by 11% in 1997 as the gross profit margin grew to 29% from 21% in the prior year. The growth in profit margin is principally due to VoiSys, which added gross profit at a rate of 57% in 1997, while Computer Devices continued to contribute at a 21% margin.

Total selling, general and administrative expenses decreased in 1997 by $407,000 (37%) when compared with the previous year. The decrease is linked to the 1996 expense ($408,000) connected with the establishment of a non-qualified retirement obligation. Expenses related to engineering, research and development were $27,000 in 1997 compared to $32,000 in 1996 of which all were associated with VoiSys.

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

The Company beleives its products and systems are year 2000 compliant.

The  Company has no intentions of paying cash dividends on Class
A or Class B common stock for the foreseeable future.

During 1997, cash from the beginning of the year ($515,000) was responsible for the Company's liquidity. By yearend, the cash balance was $99,000, a decline of 81%. In the future, however, financing may be necessary to support internal and/or external growth.

ITEM 7. FINANCIAL STATEMENTS

 Report of independent public accountants                            7

  Consolidated financial statements of Computer Devices,Inc.
   and Subsidiaries:

    Consolidated statements of operations for the years ended
     December 31, 1997 and December 31, 1996                         8

    Consolidated balance sheet at December 31, 1997                  9

    Consolidated statements of stockholders' equity (deficit) for
     the years ended December 31, 1997 and December 31, 1996        11

    Consolidated statements of cash flows for the years ended
     December 31, 1997 and December 31, 1996                        12

    Notes to consolidated financial statements                      13

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Computer Devices, Inc.:


We have audited the accompanying consolidated balance sheet of Computer Devices, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Devices, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations over the last several years. In addition, the Company's business plan is predicated on achieving sales forecasts for new products for which the market acceptance is uncertain. These and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 10, 1998

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)


                                                For the Years Ended
                                                    December 31,

                                                   1997       1996
                                                 ------------------

REVENUES                                          $ 733      $ 931

COST OF REVENUES                                    518        737
                                                 ------------------
     Gross profit                                   215        194
                                                 ------------------

OPERATING EXPENSES:
 Engineering, research and development               27         32
 Selling, general and administrative                689      1,096
                                                 ------------------
   Total operating expenses                         716      1,128
                                                 ------------------

Operating loss                                     (501)      (934)

Interest income                                       9         28
Other income, net                                    64          -
                                                 ------------------

     Net loss                                     $(428)     $(906)
                                                 ==================


Basic  and diluted loss per share (Note 10)       $(.11)     $(.25)
                                                 ==================

Weighted average number of common shares
  outstanding (Note 10)                           3,859      3,579
                                                 ==================


          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)

                                                   December 31, 1997
                                                   -----------------

ASSETS
------

CURRENT ASSETS:

  Cash and cash equivalents                               $  99

  Accounts receivable, less reserve of $46                  116

  Inventories                                                18

  Prepaid expenses                                            6
                                                         -------
     Total current assets                                   239
                                                         -------

PROPERTY AND EQUIPMENT:

  Property and equipment, at cost                           167
  Accumulated depreciation                                 (154)
                                                         -------
                                                             13
                                                         -------

TOTAL ASSETS                                              $ 252
                                                         =======


         The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)

                                                   December 31, 1997
                                                   -----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

  Accounts payable                                        $  53

  Deferred revenue                                           46

  Accrued expenses                                          233
                                                         -------
   Total current liabilities                                332
                                                         -------

LONG-TERM LIABILITIES:

  Non-qualified retirement obligation                       396
                                                         -------

COMMITMENTS AND CONTINGENCIES
(Notes 7 and 8)

STOCKHOLDERS' DEFICIT:

  Preference stock, $.01 par value
   Authorized - 64,000 shares
   Issued and outstanding - 49,406 shares
   Liquidation value - $4,941                                --

  Class A common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 1,934,813 shares                 19

  Class B common stock, $.01 par value
   Authorized - 49,968,000 shares
   Issued and outstanding - 2,244,330 shares                 23

  Capital in excess of par value                          2,019

  Accumulated deficit                                    (2,537)
                                                         -------
   Total stockholders' deficit                             (476)
                                                         -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 252
                                                         =======

          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands except share amounts)

          For the Years Ended December 31, 1997 and 1996

                                                Capital in          Total S/H
            Preference Stock    Common Stock    Excess of   Accum.   Equity
            # Shares Par Val  # Shares Par Val  Par Value  Deficit  (Deficit)
            -------- -------  -------- -------  ---------  -------  ---------

At 12/31/95  49,406   $ --    3,579,143   $ 36    $2,001   $(1,203)   $ 834

Net loss         --     --           --     --        --      (906)    (906)
            -----------------------------------------------------------------

At 12/31/96  49,406     --    3,579,143     36     2,001    (2,109)     (72)

Net loss         --     --           --     --        --      (428)    (428)

Exercise of
 stock options   --     --      600,000      6        18        --       24
            -----------------------------------------------------------------

At 12/31/97  49,406   $ --    4,179,143   $ 42    $2,019   $(2,537)   $(476)
            =================================================================


          The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                       For the Years Ended
                                                           December 31,

                                                         1997      1996
                                                        ----------------

Cash flows from operating activities:
  Net loss                                              $(428)    $(906)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                          22        18
    Changes in non-qualified retirement obligation        (12)      408
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable           (40)       36
     Decrease (increase) in inventory                      (6)       34
     Decrease (increase) in prepaid expenses               18        (8)
     Increase (decrease) in accounts payable              (74)       96
     Increase (decrease) in deferred revenue               46        (1)
     Increase (decrease) in accrued expenses               44       110
                                                        ----------------

  Net cash used in operating activities:                 (430)     (213)

Cash flows from investing activities:
  Purchases of property and equipment                     (10)      (10)
  Proceeds from sale of marketable securities              --       470
                                                        ----------------
  Net cash (used in) provided by investing activities     (10)      460
                                                        ----------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                  24        --
                                                        ----------------
  Net cash provided by financing activities                24        --
                                                        ----------------

Net increase (decrease) in cash and cash equivalents     (416)      247

Cash and cash equivalents at beginning of year            515       268
                                                        ----------------
Cash and cash equivalents at end of year                $  99     $ 515
                                                        ================


          The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997

Note 1 - Operations
-------------------

Incorporated as a Massachusetts corporation in 1968 and reincorporated in Maryland in 1986, Computer Devices, Inc. (the "Company") is primarily engaged in the design, manufacture, sale and service of computer peripheral products. Business is conducted primarily in the United States.

Revenues from the Company's sale and service of computer peripheral products have declined over the past decade due to increased competition from lower-cost providers combined with the erosion of the thermal printer marketplace due to the growth in alternative devices. In 1997, the Company dedicated, through its wholly owned subsidiary VoiSys International Corporation, significant resources to develop its voice control software product line. The future success of the Company is dependent on the viability of its new voice control products. During fiscal 1997, the Company introduced its voice control product through the retail distribution channel, but has not yet achieved
significant  sales.   The  Company  plans  to  continue  further
development  of  the  voice  control  product  line   with   the
exploration of alternative voice control applications and alternative distribution methods. The financial condition of the Company, including its ability to seek additional capital for operations, is contingent on the Company's ability to achieve projections for its voice control product line.

The Company believes, based on its strategic plan, that operating cash flows will be sufficient to enable the Company to sustain operations through fiscal 1998. However, if the Company is unable to substantially achieve its sales forecasts for voice control products or is unable to secure additional financing, for which it does not currently have any commitment, it is not certain that the Company will have the ability to continue as a going concern.

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

(c) Cash and  Cash Equivalents
------------------------------
The   Company  considers  all  highly  liquid  investments  with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December
31, 1997 is approximately $13,000 of money market funds.

(d) Inventories
---------------
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997
                            (continued)

(e) Revenue Recognition
-----------------------
The Company recognizes computer peripheral revenue upon the shipment of its product to a customer. The Company recognizes license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 91-1, Software Revenue Recognition. Software license fees are recognized upon shipment to the customer if collection is probable and remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Unrecognized amounts are recorded as deferred revenue in the accompanying consolidated balance sheet.

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

(h) Stock-Based Compensation
----------------------------
The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1996. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees, which requires the disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

Note 3 - Non-Qualified Retirement Obligation
--------------------------------------------

The Company has established a non-qualified joint and survivor retirement annuity for Mr. Robert J. Moore, its president, effective at his retirement or other separation from paid service of the Company, where by the Company will be required to pay him a monthly non-qualified retirement cash benefit of $3,400. The present value of these payments has been recorded as a non-qualified retirement obligation in the accompanying consolidated balance sheet at December 31, 1997. Effective January 1, 1998, Mr. Moore retired and payments commenced.

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

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997
                            (continued)

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

At December 31, 1997, the Company has estimated net operating loss carryforwards of approximately $19,796,000 which expire in the years 1998 through 2012. Certain substantial changes in the Company's ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized. In addition, the Company has tax credit carryforwards of $123,000 expiring in 1998 and 1999. The components of the deferred tax amounts, carryforwards and the valuation allowance as of December 31, 1997 are approximately as follows:

     Net operating loss carryforwards   $ 6,731,000
     Tax credit carryforwards               123,000
     Temporary differences                  115,000
                                        ------------
                                          6,969,000
     Valuation allowance                 (6,969,000)
                                        ------------
                                        $        --
                                        ============

A valuation allowance is provided as it is uncertain the Company will realize the deferred tax asset. In 1997, the valuation allowance decreased by $245,000 primarily as a result of expiring tax credits.

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997
                            (continued)

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

                                                                Weighted
                                     Shares     Price Range     Avg. Price
                                     ------     -----------     ----------
Outstanding at December 31, 1995     800,000    $.04 to .15       $.11
  Granted                            650,000        .04            .04
  Forfeited or cancelled            (165,000)    .06 to .15        .14
                                   ----------

Outstanding at December 31, 1996   1,285,000     .04 to .15        .07
  Granted                            100,000        .14            .14
  Exercised                         (600,000)       .04            .04
  Forfeited or cancelled            (105,000)       .04            .04
                                   ----------
Outstanding at December 31, 1997     680,000     .04 to .15        .10
                                   ==========

Exercisable at December 31, 1997     360,000    $.04 to .15       $.13
                                   ==========

The  Company  has  computed the pro forma  disclosures  required under  SFAS No. 123 for stock options granted in 1997  and  1996 using the Black Scholes option pricing model prescribed by  SFAS
No. 123 using the following assumptions:

                                               1997      1996
                                               ----      ----
     Risk-free interest rate                   7.00%     6.37%
     Expected dividend yield                     --        --
     Expected lives                          5 years   5 years
     Expected volatility                        72%       72%
     Weighted average value of grants         $.03      $.09
     Weighted average remaining contractual
       life of options outstanding           3 years   4 years

Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, pro forma net loss and loss per share would have been as follows:

                          Net loss             Net loss per share
                   ----------------------      ------------------
                      1997        1996           1997      1996
                      ----        ----           ----      ----
     As reported   $(428,000)  $(906,000)       $(.11)    $(.25)
     Pro forma      (434,000)   (926,000)       $(.11)    $(.26)

              COMPUTER DEVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997
                            (continued)
Note 7 - Commitments
--------------------

At December 31, 1997, the Company had no operating leases with terms of more than one year. Rental expense was $25,000 in 1997 and 1996.

Note 8 - Contingencies
----------------------

Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations. However, during 1996 a judgement was rendered against the Company where the potential liability could exceed $100,000. The judgement has been appealed and although the Company can give no assurances, it feels the merits of its appeal are valid and sufficient.

Note 9 - Significant Customers
------------------------------

In 1997, two customers accounted for 81% of revenues. In 1996, one customer accounted for 65% of revenues.

Note 10 - Net Loss Per Common Share
-----------------------------------

In  February  1997, the FASB issued SFAS No. 128,  Earnings  per
Share. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. Per common share amounts are computed based on the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their antidilutive nature.

Note 11 - Employee Benefit Plan
-------------------------------

In June 1997, the Company adopted a qualified SIMPLE-IRA plan under Section 408(p) of the Internal Revenue Code. The Plan covers substantially all employees. Participants may defer up to $6,000 per calendar year under the Plan. The Company will match the employee's elective deferral on a dollar-for dollar basis, not to exceed the lesser of 3% of the employee's compensation or $6,000. Total contributions made by the Company for the year ended December 31, 1997 included in the accompanying statement of operations was approximately $8,000.

ITEM 8. CHANGES  IN  AND DISAGREEMENTS WITH ACCOUNTANTS  ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required by this item.




                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL
      PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE  EXCHANGE ACT


The following information relates to the directors and executive officers of the Company:


                   Age
                   (at 1/1/98)   Company Position and Business Experience
                   -----------   ----------------------------------------

M.E. Goulder            76       Director  of  the  Company  since
                                 1970.    President  of   M.E.   Goulder
                                 Enterprises    Inc.,    a     technical
                                 consulting  and  investment  counseling
                                 firm,  since 1973.  Member of board  of
                                 directors of Bank of New Hampshire.

R.J. Moore              69       Director and Chairman of the Company
                                 since 1983.

R.J. Moore, Jr. (1)     37       Vice  President  of  the  Company since
                                 1990.  President of VoiSys since 1996.

E.W. Rau                35       Treasurer  of  the  Company  since 1995.

R.L. Warren, Jr.        79       Director  of  the  Company  since 1972.
                                 Private investor. Member board of directors of Radio Frequency Company, Inc.

(1) R. J. Moore, Jr. is the son of R. J. Moore.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

No disclosure required by this item.

ITEM 10.    EXECUTIVE COMPENSATION

                    SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid for 1997 to the Company's "named executive officers" as defined in Item 402 of SEC Regulation S-B.

                        Annual Compensation  ($)
                        ------------------------

Name and
Principal                                  Other Annual    All Other
Position      Year     Salary     Bonus    Compensation    Compensation ($)
----------------------------------------------------------------------------

R.J. Moore    1995    133,000       -            -           8,470 (1)
CEO           1996    133,000       -            -           8,501 (1)
              1997    133,000 (2)   -            -           9,445 (1)

(1)Represent insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.

(2)Includes a deferred amount of $36,021.

             OPTION EXERCISES AND YEAR-END VALUE TABLE

The   following  table  provides  information   on   option
exercises during 1997 by the named executive officers and the number and value of their unexercised options at year end.

                                   Number of              Value of
                             Securities Underlying       Unexercised
                                 Unexercised            In-the Money
                                 Options at              Options at
                              Year End 1997 (#)        Year End 1997 ($)

             Shares
             Acquired on        Exercisable  *         Exercisable  *
Name         Exercise (#)       Unexercisable **       Unexercisable **
---------------------------------------------------------------------------

R.J. Moore       -                150,000 *              38,438  *(1)
                                   50,000 **             12,813 **(1)

(1) The amount given is based on the bid price ($.40625) of the Company's Class B common stock as quoted by the National
Quotation Bureau on December 31, 1997.

Retirement Obligation
---------------------

The Company has established a non-qualified joint and survivor retirement annuity for Mr. Moore, effective at his retirement or other separation from paid service of the Company, where the Company will be required to pay him for his lifetime a monthly non-qualified retirement cash benefit of $3,400. Effective January 1, 1998, Mr. Moore retired and payments commenced.

Compensation of Directors
-------------------------

Non-employee directors of the Company receive $500 per board or board committee meeting attended.


ITEM 11.SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
        MANAGEMENT

The following table presents certain information relating to the ownership of the Company's Class A Common Stock as of January
30, 1998 by (a) any person known to the Company to be the beneficial owner of more than 5% of the class, (b) each director of the Company, (c) each of the named executive officers as defined in Item 402 of SEC Regulation S-B, and (d) all directors and executive officers of the Company as a group.

                                                         Percentage of
                              Number of Shares            Outstanding
Name                         Owned Beneficially         Shares so Owned
----                         ------------------         ---------------

Morton E. Goulder               86,549  (1)                  4.45%
Robert J. Moore                630,000  (2)                 30.37
Robert J. Moore, Jr.           520,810  (3)                 26.24
Robert L. Warren, Jr   .        86,687  (1)                  4.46
All directors and executive
 officers as a group
 (five persons)              1,361,017  (4)                 61.63


(1)Includes 18,750 shares available within sixty days by exercise of options.

(2)Includes 150,000 shares held by Mr. Moore's wife and 150,000 shares available within sixty days by exercise of option.

(3)Includes 60,000 shares available within sixty days by exercise of options.

(4)Includes 283,750 shares available within sixty days by exercise of options and 150,000 shares held by Mr.
   Moore's wife.

The following table presents certain information relating to the ownership of the Company's Class B Common Stock as of January
30, 1998 by (a) any person know to the Company to be the beneficial owner of more than 5% of the class, (b) each director of the Company, (c) each of the named executive officers as defined in Item 402 of SEC Regulation S-B, and (d) all directors and executive officers of the Company as a group.

                                                         Percentage of
                              Number of Shares            Outstanding
Name                         Owned Beneficially         Shares so Owned
----                         ------------------         ---------------

Morton E. Goulder                120,549  (1)                 5.15%
Harvey Houtkin                   206,000                      9.14
Walter P. Kroll                  186,667                      8.28
Robert J. Moore                  630,000  (2)                21.84
Robert J. Moore, Jr.             520,810  (3)                18.76
Robert L. Warren, Jr.             86,687  (4)                 3.70
Berkun group                     259,000  (5)                11.49
All directors and executive
 officers as a group
 (five persons)                1,426,267  (6)                38.58

(1)  Includes  67,799  shares available  within  sixty  days  by conversion  of  shares of Class A Common Stock  and  18,750 shares available within sixty days by exercise of options.

(2) Consists of (a) 330,000 shares available within sixty days by conversion of shares of Class A Common Stock, (b) 150,000 shares available within sixty days by conversion of shares of Class A Common Stock held by Mr. Moore's wife, and (c) 150,000 shares available within sixty days by exercise of option.

(3)  Includes  460,810  shares available within  sixty  days  by conversion  of  shares of Class A Common Stock  and  60,000 shares available within sixty days by exercise of options.

(4)  Includes  67,937  shares available  within  sixty  days  by conversion  of  shares of Class A Common Stock  and  18,750 shares available within sixty days by exercise of options.

(5)  The Berkun group consists of Joseph Christie, Estee Levine,
     Judy Levine, Miriam Moncyzk, Benny Moncyzk, Wijac Co., Bill
     Vilner, Bruce George, Michael Chesler, Dave Moskin, Spencer
     Lehman, Bill Krunchick, and Wen Inv. Inc..

(6) Includes (a) 927,267 shares available within sixty days by conversion of shares of Class A Common Stock, (b) 150,000 shares available within sixty days by conversion of shares of Class A Common Stock held by Mr. Moore's wife, and (c) 283,750 shares available within sixty days by exercise of options.

No   director   or  executive  officer  of  the  Company   owned
beneficially any shares of the Company's Preference Stock as of January 30, 1998.

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

The following documents are filed as part of this report:

   -  The following financial statement items included in Item 7:

        Report of independent public accountants

        Consolidated financial statements of Computer Devices, Inc.
           and Subsidiaries:

          Consolidated statements of operations for the years ended
            December 31, 1997, and December 31, 1996

          Consolidated balance sheet at December 31, 1997

          Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 1997 and December 31, 1996

          Consolidated statements of cash flows for the years ended
            December 31, 1997 and December 31, 1996

          Notes to consolidated financial statements

   -   The exhibits listed in the accompanying Index to Exhibits.

Reports of Form 8-K
-------------------

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER DEVICES, INC.


By:  S/ROBERT J. MOORE, JR.           Date: FEBRUARY 24, 1998
     ------------------------------         -----------------
     Robert J. Moore, Jr., Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


     S/ROBERT J. MOORE, JR.           Date: FEBRUARY 24, 1998
     ------------------------------         -----------------
     Robert J. Moore, Jr., Vice President
     (Principal Executive Officer)


     S/EBERHARD W. RAU                Date: FEBRUARY 24, 1998
     ------------------------------         -----------------
     Eberhard W. Rau, Treasurer
     (Principal Financial and Accounting
     Officer)


                             * * * * *

     S/MORTON E. GOULDER              Date: FEBRUARY 24, 1998
     ------------------------------         -----------------
     Morton E. Goulder, Director


     S/ROBERT J. MOORE                Date: FEBRUARY 24, 1998
     ------------------------------         -----------------
     Robert J. Moore, Director


     S/ROBERT L. WARREN, JR.          Date: FEBRUARY 24, 1998
     ------------------------------         -----------------
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

 9 - Voting trust agreement                                         n.a.

10 - Material contracts

     10.01 - Lease  to the registrant's Nutting  Lake  facilities
             dated as of February 22, 1988                          (2)

     10.02 - Amendment to item 10.01 dated October 1,  1992         (4)

     10.03 - Stock Incentive Plan of the registrant as amended
             November 10, 1992                                      (4)

     10.04 - Form of stock option granted to Morton E. Goulder
             and Robert L. Warren, Jr. as of November 23, 1994      (5)

     10.05 - Employment agreement with Robert J. Moore dated
             as of October 1, 1985                                  (3)

     10.06 - Non-qualified defined benefit retirement payment
             agreement with Robert J. Moore dated May 22, 1997       26

11 - Statement re computation of per share earnings                  29

13 - Annual report to security holders, Form 10-Q or quarterly
     report to security holders                                     n.a.

16 - Letter on change in certifying accountant                      n.a.

18 - Letter on change in accounting principles                      n.a.

19 - Previously unfiled documents                                   n.a.

22 - Subsidiaries of the registrant                                  30

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

-----------------------------------------------------------------------------

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

 (3) Previously filed as an exhibit under the indicated exhibit number to the Form 10-K report of the registrant's predecessor filed April 11, 1986 and incorporated herein by this reference:


       Exhibit Number                        Corresponding
          Above                              Exhibit Number
       --------------                        --------------
         10.05                                 10.13

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

 (5) Previously filed as an exhibit under the indicated exhibit number to the Form 10-KSB report of the registrant's predecessor filed March 31, 1996 and incorporated herein by this reference:

       Exhibit Number                        Corresponding
          Above                              Exhibit Number
       --------------                        --------------
         10.04                                 10.05

                   NON-QUALIFIED DEFINED BENEFIT
                   RETIREMENT PAYMENT AGREEMENT

This is an agreement between COMPUTER DEVICES, INC. ("Company") and ROBERT J. MOORE ("Moore') relating to the payment by Company to Moore of a non-qualified, defined benefit retirement annuity pursuant to Company board action of October 18, 1996.

1.Payment  of  Monthly Retirement Benefit.  Company  shall  pay  to
  Moore, effective at Moore's retirement of other separation from paid service of Company, voluntary or otherwise ("Retirement"), and continuing for Moore's lifetime, a monthly non-qualified retirement cash benefit of $4,000. Company acknowledges (a) the receipt of adequate consideration for this obligation, (b) that Company has induced Moore to rely thereon, and (c) that Moore has changed his position accordingly. Payment shall be made at Moore's last known address or as otherwise designated by Moore to Company in writing.

2.Election  to Convert to Joint and Survivor Annuity.   At  Moore's
  election, exercisable by written notice to Company given at any time before the effective date of Retirement, Moore may convert the benefit payment provided for in 1 to a monthly cash joint and survivor annuity for Moore and his spouse of $3,400.

3.Option to Secure by Rabbi Trust. At Moore's option, exercisable by written notice to Company given at any time after Moore ceases to be a "controlling" person (as that term is defined in Securities and Exchange Commission Rule 405) in respect of Company, Company shall secure its payment obligations hereunder by means of an irrevocable "rabbi trust" - in form and substance satisfactory to Moore and funded at a level and in a manner determined from time to time in the exercise of reasonable discretion by Moore to be adequate for the purpose - that meets the requirements of Rev. Proc. 92-64 or its successor.

4.Default.

    4.1 In the event of a default by Company in respect of any obligation hereunder not cured within ten days after notice thereof is mailed to Company at its principal place of business, Company's executory payment obligations hereunder shall be discounted to present value, determined by reference to the 1983 SACA Group Annuity Mortality Tables (or commonly recognized successor) at a rate equal to the lower of (a) the Federal Reserve Bank Discount Rate then in effect, of (b) the most recent closing yield on three-month T-bills (per Prebon Yamane or comparable recognized source). The amount so determined, together with interest thereon compounded at one and one-half percent per month, shall at Moore's option be due and payable immediately, without further action, notice or demand of any kind, all of which are expressly waived by Company.

    4.2 Company shall on demand pay all costs and expensed incurred by Moore in the protection or enforcement of his rights hereunder, including reasonable attorney's fees and disbursements.

    4.3 Notwithstanding any contrary designation by Company, each payment hereunder shall be applied first to accrued interest, next to costs and expenses and then in reduction of principal.

    4.4 No action or course of dealing by Moore, and not failure or delay by Moore to exercise any right, power or remedy, shall operate as a waiver of or otherwise prejudice Moore's right, powers or remedies hereunder.

    4.5 Company's obligations hereunder shall not be subject to any counterclaim, setoff, recoupment or other defense of any kind by or in the right of Company, all of which are expressly waived by Company.

    4.6 Company irrevocable authorizes any attorney of any court of record to (a) appear from time to time for Company in such court, (b) waive the issuance and service of process, (c) aver or declare default hereunder, (d) confess judgment against Company in favor of Moore for any or all amounts due hereunder,
  (e) file a cognovit for the amount thereof, (f) release all errors, (g) waive all rights of appeal, (h) consent to immediate execution thereon, (I) agree that no bill in equity shall be filed to interfere with the operation of such judgment of any execution issued thereon, and (j) take such other action as such attorney shall consider necessary or appropriate to the protection or enforcement of Moore's rights hereunder.

5.Withholding.   The  parties  shall  comply  with  all  applicable
  withholding requirements relating to the payments contemplated hereunder.

6.Miscellaneous.   This  agreement shall bind  the  successors  and
  assigns of Company, but no assignment or other transaction shall relieve Company of its obligations hereunder. Moore's rights to payment hereunder shall not be subject to voluntary or involuntary anticipation, assignment, encumbrance, disposition, attachment, garnishment or other alienation of any kind. This agreement may be modified or varied only in writing signed by the party south to be bound.


COMPUTER DEVICES, INC.



By S/EBERHARD W. RAU
   -----------------


S/ROBERT J. MOORE
-----------------
Robert J. Moore



Dated:   May 22 , 1997
         -------------

May 22, 1997



Computer Devices, Inc.
34 Linnell Circle
Nutting Lake, MA  01865


People:


In accordance with 2 of my non-qualified defined benefit retirement payment agreement with you dated today's date. I exercise my election to convert my benefit payment to a monthly cash joint and survivor annuity for my spouse and me of $3,400.


Very truly your,


S/ROBERT J. MOORE
-----------------
Robert J. Moore

                            EXHIBIT 11

       Statement Regarding Computation of Per Share Earnings



                    Weighted
                    Average        Net Loss       Loss
Period              Shares                        Per Share
-----------------------------------------------------------
First Quarter       3,579,143      $(115,000)     $(.03)
Second Quarter      3,634,088       (104,000)      (.03)
Third Quarter       4,079,143        (25,000)      (.01)
Fourth Quarter      4,135,665       (184,000)      (.04)
  Fiscal 1997       3,859,143      $(428,000)      (.11)

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