Form 10QSB
period 1998-03-31
COMPUTER DEVICES INC /MD
filed 1998-05-13
CIK 311507

11
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

         Quarterly Report Under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For the Quarter Ended: March 31, 1998        Commission File Number: 0-8995

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class             as of March 31, 1998
                    ------------             --------------------

                      Class A                 1,924,363
                      Class B                 2,256,524

                          TABLE OF CONTENTS

                                                                   Page No.

PART I.   FINANCIAL INFORMATION                                       3

  Item 1. Financial Statements (unaudited):                           3

          Consolidated statements of operations for the three
          months ended March 31,1998 and March 31,1997                3

          Consolidated balance sheet at March 31, 1998                4

          Consolidated statements of cash flows for the three
          months ended March 31, 1998 and March 31,1997               6

          Notes to consolidated financial statements                  7

  Item 2. Management's Discussion and Analysis or Plan of Operation   9

PART II.  OTHER INFORMATION                                          10

SIGNATURES                                                           11

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)

                                            For the Three Months Ended

                                         March 31, 1998     March 31, 1997
                                         --------------     --------------

REVENUES                                      $   120            $   218

COST OF REVENUES                                  105                179
                                              ---------          ---------
     Gross profit                                  15                 39

OPERATING EXPENSES:
 Engineering, research and development              5                  5
 Selling, general and administrative               93                152
                                              ---------          ---------
     Total operating expenses                      98                157
                                              ---------          ---------
Operating loss                                    (83)              (118)

Interest income                                     5                  3
                                              ---------          ---------
     Net loss                                 $   (78)           $  (115)
                                              =========          =========

Basic and diluted loss per share (Note 5)     $  (.02)           $  (.03)
                                              =========          =========

Weighted average number of common
 shares outstanding (Note 5)                    4,180              3,579
                                              =========          =========


               The accompanying notes are an integral part of
                  these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                                    March 31, 1998
                                                    --------------
ASSETS
------

CURRENT ASSETS:

 Cash and cash equivalents                              $   13

 Accounts receivable, less reserve of $10                   61

 Inventories                                                 5

 Prepaid expenses                                            4
                                                        -------
  Total current assets                                      83
                                                        -------
PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                            96
 Accumulated depreciation                                  (85)
                                                        -------
                                                            11
                                                        -------
TOTAL ASSETS                                            $   94
                                                        =======

           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                                    March 31, 1998
                                                    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                       $   37

 Deferred revenue                                           28

 Accrued expenses                                          190
                                                        -------
     Total current liabilities                             255

LONG-TERM LIABILITIES:

 Non-qualified retirement obligation                       393

STOCKHOLDERS' EQUITY:

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,350 shares
 Liquidation value - $4,935                                 --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,924,363 shares                  19

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,256,524 shares                  23

 Capital in excess of par value                          2,019

 Accumulated deficit                                    (2,615)
                                                        -------

     Total stockholders' equity                           (554)
                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   94
                                                        =======

           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                For the Three Months Ended

                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
Cash flows from operating activities:
  Net loss                                          $ (78)           $(115)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        2                4
   Changes in non-qualified retirement obligation      (3)              --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable        55              (65)
     Decrease (increase) in inventory                  13               (4)
     Decrease (increase) in prepaid expenses            2               (7)
     Increase (decrease) in accounts payable          (16)             (32)
     Increase (decrease) in deferred revenue          (18)              --
     Increase (decrease) in accrued expenses          (43)             (15)
                                                    ------           ------
 Net cash used in operating activities                (86)            (234)

Cash flows from investing activities:
     Purchases of property and equipment               --               (5)
                                                    ------           ------
 Net cash provided by investing activities             --               (5)

Cash flows from financing activities:                  --               --
                                                    ------           ------
 Net cash provided by financing activities             --               --
                                                    ------           ------

Net increase (decrease) in cash and cash equivalents  (86)            (239)

Cash and cash equivalents at beginning of year         99              515
                                                    ------           ------

Cash and cash equivalents at end of three months    $  13            $ 276



           The accompanying notes are an integral part of these consolidated financial statements.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998
                             (unaudited)

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

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with footnotes contained in the Company's Form 10-KSB report for the year ended December 31, 1997.

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

(c) Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents.

(d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased finished goods.

               COMPUTER DEVICES, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998
                             (unaudited)
                             (continued)

(e) Revenue Recognition
The Company recognizes computer peripheral revenue upon the shipment of its product to a customer. The Company recognizes license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition. Adoption of this pronouncement, on January 1, 1998, did not have a material affect on the revenue recognition practices of the Company.

(f) Depreciation and Amortization
Property and equipment are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of three to five years.

Note 3 - Stockholders' Equity
-----------------------------
For  information  regarding the terms of the Class A  Common   Stock,
Class B Common Stock and Preference Stock refer to the Company's Form 10-KSB report for the year ended December 31, 1997.

Note 4 - Contingencies
----------------------
Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations. However, recently an appellate court upheld a judgement against the Company where the liability is approximately $100,000. The courts decision did not effect the Company's current financial statements, as the loss had been accrued for in prior periods. Settlement, however, has yet to be negotiated.

Note 5 - Net Loss Per Common Share
----------------------------------
For 1997 and 1998, net loss per common share was computed based upon the weighted average number of outstanding common shares during the period. Common share equivalents are not reflected in the computation due to their anti-dilutive nature.

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

Revenues  for the first quarter of 1998 totaled $120,000 compared  to
$218,000  for  the same period in the previous year.   These  figures
represent a 45% reduction in revenues.

The computer peripheral revenues continued to decline in the first quarter as a result of the Company's decision to de-emphasize the distribution of low margin OEM products and to concentrate on the development and sale of VoiSys software products for the voice activated computer control market.

VoiSys' shipments were minimal in the first quarter and its revenues declined sharply. The Company believes that this decline is primarily due to its distributor overstocking the product in the fourth quarter of 1997 for the holiday season. VoiSys' chief product is VOICE POWER, a voice control software product that enables the user to completely control the personal computer by voice. VoiSys distributes this product primarily through Tech Data, a master distributor, who resells the product to retail computer chains/stores.

Operating expenses in the first quarter of 1998 decreased by 38% from those in the first quarter of 1997. This reduction is attributed to the Company's commitment to cut overhead while it strives to generate revenue through VoiSys.

During 1998, cash from beginning of year was responsible for the Company's liquidity. In the future, however, if the Company is unable to substantially achieve its sales forecasts for voice control products or is unable to secure additional financing, for which it does not currently have any commitment, it is not certain that the Company will have the ability to continue as a going concern.

PART II


                          OTHER INFORMATION


NONE

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER DEVICES, INC.
                                          ----------------------
                                               (Registrant)



Date:   May 12, 1998                      S/EBERHARD W. RAU
--------------------                      -----------------
                                          Eberhard W. Rau
                                          Treasurer
                                          Principal Accounting Officer