Form 10QSB
period 1998-06-30
COMPUTER DEVICES INC /MD
filed 1998-07-31
CIK 311507

11
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

         Quarterly Report Under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For the Quarter Ended: June 30, 1998       Commission File Number:0-8995

                        COMPUTER DEVICES, INC.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

       Maryland                                       04-2446436
------------------------                   --------------------------------
(State of incorporation)                   (IRS Employer Identification No.)

                100 Crescent Road, Needham, MA  02494
              ----------------------------------------
              (Address of principal executive offices)

 Registrant's telephone number, including area code:  (781) 455-8642

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class             as of June 30, 1998
                    ------------             -------------------
                      Class A                   1,924,363
                      Class B                   2,256,524

                          TABLE OF CONTENTS

                                                                     Page No.

PART I.   FINANCIAL INFORMATION                                         3

  Item 1. Financial Statements (unaudited):                             3

          Consolidated statements of operations for the three
          and six months ended June 30, 1998 and June 30, 1997          3

          Consolidated balance sheet at June 30 1998                    4

          Consolidated statements of cash flows for the six
          months ended June 30, 1998 and June 30, 1997                  6

          Notes to consolidated financial statements                    7

  Item 2. Management's Discussion and Analysis or Plan of Operation     9

PART II.   OTHER INFORMATION                                           10

SIGNATURES                                                             11

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)

                                  For the Three Months     For the Six Months
                                     Ended June 30            Ended June 30

                                      1998      1997           1998      1997
                                    -----------------        -----------------

REVENUES                            $  175    $  122         $  295    $  340

COST OF REVENUES                       121       103            226       282
                                    -----------------        -----------------
     Gross profit                       54        19             69        58

OPERATING EXPENSES:
 Engineering, research and development   2         7              7        12
 Selling, general and administrative    76       179            169       331
                                    -----------------        -----------------
     Total operating expenses           78       186            176       343
                                    -----------------        -----------------
Operating loss                         (24)     (167)          (107)     (285)

Interest income                          0         3              0         6
Other income                             2        60              7        60
                                    -----------------        -----------------
     Net loss                       $  (22)   $ (104)        $ (100)   $ (219)
                                    =================        =================

Basic and diluted loss
 per share (Note 5)                 $ (.01)   $ (.03)        $ (.02)   $ (.06)
                                    =================        =================

Weighted average number of common
 shares outstanding (Note 5)         4,180     3,634          4,180     3,607


                The accompanying notes are an integral part of
                   these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                                      June 30, 1998
                                                      -------------
ASSETS
------

CURRENT ASSETS:

 Cash and cash equivalents                               $    13

 Accounts receivable, less reserve of $10                     51

 Inventories                                                   5

 Prepaid expenses                                              4
                                                        ----------
  Total current assets                                        73
                                                        ----------
PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                              83
 Accumulated depreciation                                    (74)
                                                        ----------
                                                               9
                                                        ----------
TOTAL ASSETS                                             $    82
                                                        ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                                      June 30, 1998
                                                      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                        $    41

 Deferred revenue                                             34

 Accrued expenses                                            188
                                                        ----------
Total current liabilities                                    263

LONG-TERM LIABILITIES:

 Non-qualified retirement obligation                         395

STOCKHOLDERS' EQUITY:

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,350 shares
 Liquidation value - $4935                                     0

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,924,363 shares                    19

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,256,524 shares                    23

 Capital in excess of par value                            2,019

 Accumulated deficit                                      (2,637)
                                                        ----------

     Total stockholders' equity                             (576)
                                                        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    82
                                                        ==========

           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                   For the Six Months Ended

                                                 June 30, 1998  June 30, 1997
                                                 -------------  -------------
Cash flows from operating activities:
  Net loss                                           $  (100)       $  (219)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                           4              8
   Changes in non-qualified retirement obligation         (1)             0
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable            65            28
     Decrease (increase) in inventory                      13           (17)
     Decrease (increase) in prepaid expenses                2            (5)
     Increase (decrease) in accounts payable              (12)          (83)
     Increase (decrease) in deferred revenue              (12)            0
     Increase (decrease) in accrued expenses              (45)          (20)
                                                     ----------    ----------
 Net cash used in operating activities                    (86)         (308)

Cash flows from investing activities:
  Purchases of property and equipment                       0            (8)
                                                     ----------    ----------
 Net cash provided by investing activities                  0            (8)

Cash flows from financing activities:
  Proceeds from exercise of stock option                    0            20
                                                     ----------    ----------
 Net cash provided by financing activities                  0            20
                                                     ----------    ----------

Net increase in cash and cash equivalents                 (86)         (296)

Cash and cash equivalents at beginning of year             99           515
                                                     ----------    ----------

Cash and cash equivalents at end of six months       $     13      $    219
                                                     ==========    ==========


               The accompanying notes are an integral part of
                  these consolidated financial statements.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998
                             (unaudited)

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

               COMPUTER DEVICES, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998
                             (unaudited)
                             (continued)

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

Note 4 - Contingencies
----------------------
Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations. However, recently an appellate court upheld a judgement against the Company where the liability is approximately $100,000. The court decision did not effect the Company's current financial statements, as the loss had been accrued for in prior periods. Settlement, however, has yet to be negotiated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2 contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated.

Revenues for the second quarter of 1998 totaled $175,000 compared to $122,000 for the same period in the previous year.

The computer peripheral revenues increased by $29,000 in the second quarter, despite the Company's decision to de-emphasize these products. The Company, however, can give no assurances that it can maintain its current customer base in future periods.

Although VoiSys' sales increased by $24,000, they remained at a minimal level during the quarter. VoiSys' chief product is VOICE POWER, a voice control software product that enables the user to completely control the personal computer by voice. VoiSys distributes this product primarily through Tech Data, a master distributor, who resells the product to retail computer chains/stores. The Company is continuing to search for other significant avenues to market its software technology, but has been unsuccessful to date.

Operating expenses in the second quarter of 1998 decreased by 58% from those in the first quarter of 1997. This reduction is attributed to the Company's commitment to cut overhead while it strives to generate revenue through VoiSys.

During 1998, cash from beginning of year was responsible for the Company's liquidity. In the future, however, if the Company is unable to substantially achieve its sales forecasts for voice control products or is unable to secure additional financing, for which it does not currently have any commitment, it is not certain that the Company will have the ability to continue as a going concern.

PART II - OTHER INFORMATION


NONE

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER DEVICES, INC.
                                          ----------------------
                                               (Registrant)



Date:  July 30, 1998                       /S/ EBERHARD W. RAU
       -------------                       -------------------
                                           Eberhard W. Rau
                                           Treasurer
                                           Principal Accounting Officer