Form 10QSB
period 1998-09-30
COMPUTER DEVICES INC /MD
filed 1998-11-13
CIK 311507

9

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

         Quarterly Report Under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1998    Commission File Number: 0-8995

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

                            Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
    --      --

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                             Shares Outstanding
                    Common Class           as of September 30, 1998
                    ------------           ------------------------
                      Class A                  1,924,363
                      Class B                  2,256,524

                          TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------

PART I.  FINANCIAL INFORMATION                                        3

   Item 1. Financial Statements (unaudited):                          3

    Consolidated statements of operations for the three and nine
     months ended September 30, 1998 and September 30, 1997           3

    Consolidated balance sheet at September 30 1998                   4

    Consolidated statements of cash flows for the nine months
     ended September 30, 1998 and September 30, 1997                  6

    Notes to consolidated financial statements                        7

   Item 2. Management's Discussion and Analysis or Plan of Operation  9

PART II.   OTHER INFORMATION                                         10

SIGNATURES                                                           11

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(unaudited)

                                   For the Three Months   For the Nine Months
                                    Ended September 30     Ended September 30

                                      1998     1997          1998     1997
                                   --------------------   -------------------

REVENUES                            $  107   $  290        $  402   $  630

COST OF REVENUES                        74      127           300      409
                                    -------  -------       -------  -------
     Gross profit                       33      163           102      221

OPERATING EXPENSES:
 Engineering, research and development   0        6             7       18
 Selling, general and administrative    61      184           230      515
                                    -------  -------       -------  -------
     Total operating expenses           61      190           237      533
                                    -------  -------       -------  -------
Operating loss                         (28)     (27)         (135)    (312)

Interest income                          0        2             0        8
Other income                             1        0             8       60
                                    -------  -------       -------  -------
     Net loss                       $  (27)  $  (25)       $ (127)  $ (244)
                                    =======  =======       =======  =======
Basic and diluted loss
   per share (Note 5)               $ (.01)  $ (.01)       $ (.03)  $ (.06)
                                    =======  =======       =======  =======
Weighted average number of common
 shares outstanding (Note 5)         4,181    4,079         4,181    3,766


           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)
(unaudited)



                                         September 30, 1998
                                         ------------------
ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                  $   18

 Accounts receivable                             4

 Inventories                                     2

 Prepaid expenses                                6
                                            -------
  Total current assets                          30
                                            -------

PROPERTY AND EQUIPMENT:
 Property and equipment, at cost                43
 Accumulated depreciation                      (43)
                                            -------
                                                 0
                                            -------

TOTAL ASSETS                                $   30


           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(In thousands except share amounts)
(unaudited)

                                        September 30, 1998
                                        ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable                           $    4

 Deferred revenue                               39

 Accrued expenses                              194
                                            -------
Total current liabilities                      237
                                            -------
LONG TERM LIABILITIES:

 Non-qualified retirement obligation           396
                                            -------

STOCKHOLDERS' EQUITY:

 Preference stock, $.01 par value
 Authorized - 64,000 shares
 Issued and outstanding - 49,350 shares
 Liquidation value - $4935                      --

 Class A common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 1,924,363 shares      19

 Class B common stock, $.01 par value
 Authorized - 49,968,000 shares
 Issued and outstanding - 2,256,524 shares      23

 Capital in excess of par value              2,019

 Accumulated deficit                        (2,664)
                                            -------
     Total stockholders' equity               (603)
                                            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   30
                                            =======

           The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER DEVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                           For the Nine Months Ended

                                       September 30, 1998   September 30, 1997
                                       ------------------   ------------------
Cash flows from operating activities:
  Net loss                                      $ (127)              $ (244)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                    13                   13
   Changes in non-qualified retirement obligation    0                    0
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable    112                 (132)
     Decrease (increase) in inventory               16                  (14)
     Decrease (increase) in prepaid expenses         0                    5
     Increase (decrease) in accounts payable       (49)                (108)
     Increase (decrease) in deferred revenue        (7)                   0
     Increase (decrease) in accrued expenses       (39)                  57
                                                -------              -------
 Net cash used in operating activities             (81)                (423)

Cash flows from investing activities:
  Purchases of property and equipment               --                  (10)
                                                -------              -------
 Net cash provided by investing activities          --                  (10)

Cash flows from financing activities:
  Proceeds from exercise of stock option            --                   20
                                                -------              -------
 Net cash provided by financing activities          --                   20
                                                -------              -------
Net increase in cash and cash equivalents          (81)                (413)

Cash and cash equivalents at beginning of year      99                  515
                                                -------              -------
Cash and cash equivalents at end of nine months $   18               $  102
                                                =======              =======


           The accompanying notes are an integral part of these consolidated financial statements.

               COMPUTER DEVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998
                             (unaudited)

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

Note 4 - Contingencies

Federal and state authorities, together with other private parties, have sought to hold the Company responsible, along with a number of other parties, for various environmental cleanup costs and related penalties. In addition, from time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. With the exception noted below, the Company does not believe that any outstanding matters will have a material effect on the Company's financial condition or results of operations. Recently an appellate court upheld a judgement against the Company where the liability is approximately $100,000. That court decision did not effect the Company's current financial statements, as the loss had been accrued for in prior periods. However, the Company cannot pay the judgement and will seek to negotiate a non-cash settlement. Failure to achieve such a settlement could force the Company to discontinue operations entirely.

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

Revenues for the third quarter of 1998 decreased by 63% to $107,000 compared to $290,000 for the same period in the previous year. This decline can be traced to the failure of the VOICE POWER marketing program.

Operating expenses in the third quarter of 1998 decreased by 68% from those in the third quarter of 1997. This reduction is attributed to the Company's commitment to cut overhead.

On September 4, 1998 Literal Corporation brought suit against the Company to collect a judgement totaling approximately $100,000. That action, coupled with the failure of the VOICE POWER marketing program and the resignation of key employees, has forced the Company to suspend internal operations and to seek other firms to market its products. This strategy is expected to produce sufficient income to support a limited ongoing effort to refinance the Company's subsidiaries. At the same time, the company will seek to settle with Literal Corporation.

During 1998, cash from beginning of year was responsible for the Company's liquidity. In the future, however, if the Company is unable to secure additional financing or is not successful in negotiating a viable settlement with Literal Corporation, it is unlikely that it will be able to continue operations.

PART II - OTHER INFORMATION


NONE

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPUTER DEVICES, INC.
                                          ----------------------
                                               (Registrant)



Date: November 12, 1998                   /S/ EBERHARD W. RAU
-----------------------                   -------------------
                                          Eberhard W. Rau
                                          Treasurer
                                          Principal Accounting Officer